Form 10-K405
period 1999-12-31
EXACTIS COM INC
filed 2000-03-30
CIK 1092393

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                             ----------------------


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999    COMMISSION FILE NUMBER 000-27993

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period__________ to_____________ .

                                EXACTIS.COM, INC.
                       (Name of Registrant in its charter)

       DELAWARE                                          84-1359618
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                  717 17TH STREET, SUITE 500, DENVER, CO 80202
          (Address of principal executive offices, including zip code)

                                 (303) 675-2300
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
Common Stock, $.01 Par Value          NASDAQ

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                                       ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x ---

     The Registrant's revenue for its most recent fiscal year was:
     $10,986,384.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $158,220,763 as of March 15, 2000.*

     The number of shares of Common Stock outstanding was 12,700,898 as of March 15, 2000.


---------------------------
* Excludes 7,720,704 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at March 15, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                EXACTIS.COM, INC.

                           ANNUAL REPORT ON FORM 10-K

                                DECEMBER 31, 1999

                                TABLE OF CONTENTS





                                                                                                                   PAGE
                                                                                                                   ----

                                                        PART I

Item     1            Business..................................................................................... 2

Item     2            Properties...................................................................................13

Item     3            Legal Proceedings............................................................................13

Item     4            Submission of Matters to a Vote of Security Holders..........................................14


                                                        PART II

Item     5            Market for Registrants' Common Equity and Related Stockholder Matters........................14

Item     6            Selected Financial Data......................................................................15

Item     7            Management's Discussion and Analysis of Financial Condition and Results of Operations........16

Item     7A           Quantitative and Qualitative Disclosures About Market Risk...................................31

Item     8            Financial Statements.........................................................................32

Item     9            Changes in and Disagreements with Accountants on Accounting and Financial Disclosures........50

                                                       PART III

Item     10           Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the
                      Exchange Act.................................................................................51

Item     11           Executive Compensation.......................................................................53

Item     12           Security Ownership of Certain Beneficial Owners and Management...............................55

Item     13           Certain Relationships and Related Transactions...............................................58

Item     14           Exhibits, Financial Statement Schedule, and Reports on Form 8-K..............................60

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We are a leading provider of permission-based outsourced email marketing and communications solutions. We provide a comprehensive and scalable suite of email services which enable our clients to deliver large numbers of custom email messages in an efficient, timely and cost-effective manner. Our primary services consist of the distribution of email newsletters and information bulletins, as well as the delivery of personalized order and trade confirmation messages, which are triggered by specific transactions or events. We also serve targeted banner advertisements within the email communications that we deliver to over two million subscribers of Sony Music's daily email newsletters. Our newest product launched in December 1999 offers targeted messaging capabilities to allow our clients to conduct personalized one-to-one email marketing campaigns. Our advanced, proprietary technology allows us to deliver a large volume of email messages for our clients. In the fourth quarter of 1999, we delivered over 675 million email messages for over 75 clients, primarily in the media, ecommerce and financial services industries.

     On February 29, 2000, we entered into a definitive Agreement and Plan of Merger by and among us, 24/7 Media, Inc. and Evergreen Acquisition Sub Corp., a wholly owned subsidiary of 24/7 Media, pursuant to which, 24/7 Media will acquire us in a reverse triangular merger. Pursuant to the Merger Agreement, we will continue to operate as a wholly-owned subsidiary of 24/7 Media. We believe the combined strengths of the two companies will enable us to offer an integrated, end-to-end customer relationship management solution that will help the combined companies' clients to acquire new customers and retain existing customers. Under the terms of the merger agreement, each outstanding share of our common stock will be exchanged for 0.60 shares of 24/7 Media common stock. Our board of directors and the board of directors of 24/7 Media have approved the merger. The merger is subject to various conditions, including regulatory approval and stockholder approval. We expect that the Merger will be consummated in the Spring of 2000.

INDUSTRY BACKGROUND

GROWTH OF THE INTERNET AND EMAIL

    The Internet has emerged as a significant tool for global communications, commerce and media. According to Computer Industry Almanac, there were over 110 million Internet users in the United States at the end of 1999. Jupiter Communications expects this number to grow to over 157 million users by the end of 2003. The growth of the Internet is the result of a number of factors, including the extensive and growing installed base of advanced personal computers in the home and workplace, increasingly faster and cheaper access to the Internet, improvements in network infrastructure and bandwidth, development of Internet-based applications and increasingly useful content available online. The proliferation of alternative access devices providing Internet connectivity, including Internet appliances, pagers and Internet capable wireline and wireless phones, is also contributing to the increasing use of the Internet.

    Email is now the most used Internet application. Increased use of the Internet has resulted in the widespread adoption of email as a regular and dependable communications medium. Initially developed for people working on single mainframe computers or on small networks, email has expanded rapidly to become a widely used medium for business and personal communications worldwide. The ability to inexpensively communicate at any time and from any location with Internet access has resulted in the rapid increase in email use in recent years. Continued growth in the use of email is being driven by its convenience, speed, low cost and the ability to send increasingly large and complex files and attachments, including documents, spreadsheets and multimedia.

    Today, email is a powerful, cost-effective business communication tool. Forrester Research estimates that by 2004, U.S. marketers will send 200 billion emails generating a $1.6 billion opportunity for email list owners and $3.2 billion for email marketing services outsourcers. Because email provides an immediate, targeted and inexpensive method to reach an expanding number of online consumers, businesses are facing increasing competitive pressure to develop comprehensive Internet and email communications strategies. These email strategies are driving a wide range of customer communications, including promotional messages, announcements, confirmations, order acknowledgments, customer requested information and one-to-one marketing initiatives.

GROWTH OF PERMISSION-BASED EMAIL MARKETING AND COMMUNICATIONS

    Consumer marketing has traditionally been conducted through a variety of media, including direct mail and telephone. The widespread adoption of the Internet and email has enabled companies to create new direct marketing and communications strategies to target and acquire new customers, as well as retain and enhance existing customer relationships. The Direct Marketing Association estimates that online direct marketing expenditures will increase from $1.3 billion in 1999 to $8.6 billion in 2004.

    Permission-based email marketing and communications strategies are gaining acceptance as unsolicited commercial email receives negative reaction and banner ads have declining response rates. Permission-based email marketing is currently used to generate leads, increase sales, retain, cross-sell and up-sell customers, and build site traffic. Permission-based email marketing and communications strategies have several advantages over traditional direct marketing methods, including the following:

     o Cost-Effectiveness -- The cost for traditional direct mail can range from $1.00 to $2.00 per piece compared to $0.01 to $0.25, per email piece, depending on the level of targeting and customization required.

     o Instantaneous Communication -- As compared to many other traditional marketing channels, email enables significantly faster communication with a large audience. Jupiter Communications reports that 80% of all responses to an email campaign occur within two days, as compared to six to eight weeks for a marketing campaign done via mail.

     o Higher Response Rates -- Jupiter Communications research shows click-through rates of opt-in email lists to be between 5.0-15.0%, compared to response rates of 0.5-2.0% for postal mail.

CHALLENGES IN IMPLEMENTING EMAIL MARKETING AND COMMUNICATIONS SOLUTIONS

    Companies seeking to successfully utilize email as a channel for marketing and communications face several challenges. Many companies attempting to develop and manage an in-house solution to expanding and increasingly sophisticated email systems lack the resources and expertise required to cost-effectively launch email marketing initiatives. Businesses often find it difficult and costly to integrate state-of-the-art technology into their infrastructure, resulting in email marketing efforts which are defined by a company's technological capabilities, rather than the company's strategic marketing and communications goals. Sophisticated email marketing initiatives require technology solutions with the following capabilities:

     o    sufficient bandwidth to handle peak volumes of emails;

     o    email content integration with selected email lists;

     o inbound message management, including bounces from undeliverable addresses and responses from recipients;

     o subscriber and recipient database management, including email addresses and demographic, transactional and behavioral data;

     o applications which enable campaign management, Web-based reporting and targeting and predictive modeling; and

     o safeguards to avoid distribution of unsolicited bulk mail, or spam, and to operate in accordance with existing governmental regulations.

    The demonstrated success of the Internet and permission-based email as a marketing and communications channel, combined with the challenges of developing and managing in-house solutions, has led many companies to seek email outsourcing services that can rapidly deploy large-scale marketing and communications programs.

OUR SOLUTION

    We offer a comprehensive suite of end-to-end outsourced email marketing and communications solutions. Our email services provide our clients with the following benefits:

LEADING EDGE TECHNOLOGIES

    Our advanced, proprietary technologies enable us to quickly distribute large quantities of email messages for our clients. In addition, our technologies allow us to deliver customized messages according to user-defined preferences or client-defined message templates, which are personalized through our mail merge technology. Our Internet-based email solutions are designed to afford our clients choice and flexibility. Our clients are able to:

     o send email messages in both text and graphically-rich HyperText Markup Language, commonly known as HTML, formats;

     o send email messages including rich media such as audio, video, and streaming media;

     o    define bounce rules for handling undeliverable emails;

     o select the schedule for delivery of their email communications one month in advance;

     o generate report information based on a variety of menu options and dates; and

     o create the content in subscribe and unsubscribe confirmation messages and provide users multiple ways to subscribe and unsubscribe.

    We also serve targeted advertising banners within the email newsletters that we deliver to over two million subscribers of Sony Music's InfoBeat newsletters, enabling Sony Music to generate advertising revenue.

HIGHLY SCALABLE AND RELIABLE SOLUTION

    Our email engine delivered an average of over 10 million email messages per weekday in December 1999. We have the capacity to deliver up to 30 million email messages per day without additional hardware or infrastructure improvements. Our system can accommodate rapid growth in the volume and complexity of the messaging needs of our clients and is designed to be highly reliable. We have identified single points of failure and designed redundancy where appropriate. We maintain two separate Internet connections and have separate routers connected to one another in the event a router fails. We do not need to interrupt our service during maintenance periods. Automated performance monitoring allows us to intervene promptly if required.

BROAD SUITE OF INTEGRATED EMAIL APPLICATIONS

    Our comprehensive suite of email marketing and communications solutions is designed to address all aspects of our clients' email program needs. Currently, we send and manage email news and information bulletins as well as deliver personalized order and trade confirmation messages triggered by specific transactions and events. We also offer a wide variety of targeted marketing capabilities to allow our clients to conduct one-to-one email marketing campaigns. Our end-to-end solution includes email list administration, subscription management, bounce and reply processing, logging and reporting, customer service, content submission and a high level of account management with availability 24 hours per day, seven days per week.

COST-EFFECTIVE OUTSOURCED SOLUTIONS

    Compared to internally developed solutions, our outsourcing services allow our clients to conduct cost-effective email marketing and communications initiatives. We offer our clients a complete turnkey solution, from professional implementation of all required systems to 24 hours per day, seven days per week account service. By outsourcing their email programs to us, our clients can focus on their core business competencies rather than managing a complex email delivery system. This reduces our clients' need to invest in complex infrastructure, bandwidth and technical professionals.

SECURE DATA CAPABILITIES

    To ensure protection of client data, we have established strict security measures including multiple firewalls to prevent unauthorized sending of email, tampering or unauthorized access to files. Our clients' data and lists are kept confidential and we do not sell their lists or data. All data and client interfaces are password protected and our clients oversee the permission process for sending and scheduling capabilities to appropriate parties. We have procedures for regular on-site and off-site back-up of client information, including subscriber databases, reports and logging and account information.

COMPREHENSIVE SPAM POLICY

    We understand that if email is used improperly, it can cause significant harm to our own and our clients' reputations and customer relationships. It is our policy not to send unsolicited commercial email. We assist our clients in conducting email programs that are anti-spam compliant. Our clients are required to represent to us that their email addresses have been obtained using permission-based methods.

    We are members of the Internet Alliance Federal Policy Council, Direct Marketing Association and the Association for Interactive Media and serve on its Council for Responsible Email. These associations provide us with updates of legislative activity around the country that could affect our clients' email marketing initiatives and result in changes to our spam policy.

STRATEGY

    Our objective is to be a world leader in the delivery of permission-based email marketing and communications services. We plan to achieve this objective by pursuing the following strategies:

EXTEND INDUSTRY LEADING TECHNOLOGIES

    We intend to further develop our technology infrastructure to increase our email capacity, system reliability and security. Our goal is to increase our capacity to 100 million email messages per day by the end of 2000. In addition to expanding our capacity, we plan to continue to offer a high level of system reliability and security by improving our redundancy and failsafe features in our primary data center and in our secondary data center for disaster recovery and additional failsafe capabilities.

    We are developing a unified software-based platform that will support our entire range of services and offer our clients a consistent user interface and single database. This will allow us to share new features and capabilities that we develop among different products and clients. This new platform is being designed to reduce product development and implementation time, allowing us quicker time-to-market while spreading infrastructure costs across our various service offerings.

BROADEN OUR SUITE OF EMAIL SERVICES

    We intend to continue to offer our clients a full line of feature-rich email marketing and communications services to meet their email needs across a variety of applications. We are enhancing our email marketing solutions. New features that we plan to introduce over the next 12 months include:

     o Targeted Ad-Serving Capabilities - to enable all of our clients to insert targeted banner advertisements within the body of an email.

     o Expanded TargetMessaging Capabilities - to enable our clients to conduct triggered sends and target their content based on marketing rules.

     o SelectMessaging Capabilities - to provide clients with the ability to allow their subscribers to customize the content they receive based upon predefined categories.

    We also plan to provide professional services that complement our email service offerings. These professional services are intended to extend our relationships with current clients, attract new clients and allow us to differentiate ourselves in the outsourced email services market. These services may consist of the procurement of email lists, email program consulting and campaign results analysis.

CONTINUE TO DEVELOP AND LEVERAGE STRATEGIC RELATIONSHIPS

    In order to strengthen our market position and offer our clients additional services, we plan to develop strategic relationships with companies that possess complementary technical and marketing services. Through these strategic relationships, we will undertake joint product development and marketing efforts, such as integrating email with ecommerce applications and developing relationships with permission-based email list partners. Potential strategic partners include database design, ad-serving, ecommerce, secure email and language translation companies, as well as technology service providers.

INCREASE MARKETING AND SALES EFFORTS

    We intend to increase the size of our direct sales force substantially over the next 12 to 18 months. As our sales force grows, we intend to move from our current geographic focus to a vertical market focus, allowing our sales staff to become experts within specific vertical markets and to offer more consultative email marketing and communications solutions specifically tailored to each client's individual needs. We also plan to increase our sales efforts by developing relationships with a network of partners that are in a position to influence their clients' marketing strategies and tactics, including advertising agencies, marketers and systems integrators. Additionally, we are expanding into international markets through the opening of our sales office in London and developing alliances with international partners.

ACQUIRE NEW BUSINESSES AND TECHNOLOGIES

    We intend to pursue acquisitions of businesses, products, services and technologies that are complementary to our existing business. These may include acquisitions of secure email solutions, permission-based lists of email addresses, statistical analysis and consulting services, inbound email processing capabilities and Internet ad-serving solutions. We currently have no agreements regarding acquisitions.

SERVICES AND FEATURES

    We provide a comprehensive suite of email services which enable our clients to develop and send large numbers of custom email messages. Our services are designed to offer clients a reliable, timely and cost-effective means of communicating with their customers and prospects. Our clients can select from a broad array of features and functions to develop email messaging solutions for a wide range of business communication needs. We offer clients a complete turnkey solution, from professional implementation of all required systems to 24 hours per day, seven days per week account service. We generally charge clients on a per message basis.

CURRENT SERVICES

    We offer our comprehensive suite of email services to a variety of clients, primarily in the media, ecommerce and financial services industries. Our solutions include:

    News and Information Distribution. Our services enable our clients to send the same message to a large number of recipients or subscribers. A Web-based interface allows our clients to input content, preview the message and approve the message for sending. Typically, news and information distributions are sent in response to consumer requests for information. Our clients utilize these services to retain customers and drive traffic to their Web sites. Messages distributed through this service offering include newsletters, announcements and welcome notices.

    We currently offer a highly customized version of our news and information distribution service to two clients, Sony Music for its InfoBeat newsletters and Tribune Media Services for its MovieQuest service. Our service allows Sony Music's email subscribers to select preferences from a menu or list of options and receive only the information they have requested, thereby customizing the news, weather and financial, entertainment and other information that they receive via email. The MovieQuest service allows Tribune Media's subscribers to receive weekly updates of movie listings for theatres they have selected. We are further developing our capabilities to offer a standard customized messaging solution that can be used by all of our clients across a range of industries and applications.

    Event-Driven Customer Communications. This service allows our clients to send high volumes of personalized email messages that are triggered by a specific event or transaction, such as executing an online trade or making an online purchase. These emails have a similar format but include content that is unique and personalized to each recipient. We create, maintain and store a customized template for each client and use mail merge technology to insert data from the clients into the template to create a personalized message for each customer. These messages may be archived in a manner that meets regulatory requirements that apply to the financial services industry. This service is faster and less expensive than traditional mailings.

    Targeted Customer Communications. We have developed a system to enable targeted marketing initiatives across a wide range of industries. Our system is designed to enable our clients to communicate with their customers through targeted and personalized communications based on selected demographics, purchase behavior or other characteristics. Under this service, we would host the client's customer database, perform database queries and evaluate the effectiveness of each email marketing campaign. We also offer clients access to a Web-based interface to perform these querying and analysis activities on their own. Targeted email uses templates and the client's database to merge customer specific information with messages or content similar to a segmented direct mail program, allowing us to send personalized messages based on the name, purchase behavior, demographic profile or any other attribute of an individual customer. We believe that our database querying and targeting capabilities will result in:

     o more cost-effective direct marketing efforts due to improved customer response rates;

     o    immediate feedback;

     o    reporting and measurability features; and

     o    one-to-one customer communication capabilities.

    ProspectMessaging. This service allows clients to do customer prospecting and acquisition through permission-based opt-in email. The solution is full-service and consultative. Our experienced list and acquisition experts guide clients in list selection, then manage client email campaigns aimed at turning prospects into customers. We have partnered with respected email list owners to offer clients access to permission-based opt-in email address lists. We have five list partners, including Mail.com, yesmail.com and 24/7 Media. Combined, our list partners represent more than 48 million permission-based opt-in email addresses.

    We have strict criteria in selecting list partners. Partners must compile lists in adherence to the industry's opt-in standard and be adept in list hygiene processes, including effectively and efficiently handling bounce mail and unsubscribe requests. Also important is the partner's ability to limit the number of messages sent to any one name within a given time period. Lastly, partner lists must offer a variety of selections based on key targeting variables, such as demographics, lifestyle and purchase behavior.

    Ad-Serving Capabilities. We currently serve targeted advertising banners within the email newsletters to subscribers of Sony Music's InfoBeat newsletters. Our ad-serving capabilities generate additional revenue opportunities for Sony Music, which receives advertising revenue based upon clickthrough rates and images served as a result of the banner ads embedded within the email messages. We are currently serving banner advertisements to over two million subscribers of Sony Music's daily email newsletters. This service is included in our per message price to Sony Music and does not generate additional revenue for us. However, we intend to further develop and offer our ad-serving services to other clients.

CURRENT FEATURES AND FUNCTIONS

    Our current email services include a variety of standard and optional features and functionality that can be flexibly implemented based upon the client's preferences, including the following:


   FEATURE/FUNCTION         DESCRIPTION                  BENEFITS
   ------------------------ ---------------------------- -----------------------------
   Targeting and            o Gives clients the          o More proactive
   Predictive Modeling        ability to perform           marketing capabilities.
                              sophisticated analyses     o More relevant
                              to target potential          content.
                              customers based on their
                              profiles and on a
                              comparison model to
                              current buyers.
   ------------------------ ---------------------------- -----------------------------
   List Management          o Manages invalid email      o Keeps subscriber
                              addresses.                   lists accurate.
                                                         o Lowers costs.
   ------------------------ ---------------------------- -----------------------------
   Web Interface            o Using a Web interface,     o Client controls approval.
                              client can submit          o Client controls
                              content, approve email       scheduling.
                              and schedule sending       o User-friendly interface.
                              time.
   ------------------------ ---------------------------- -----------------------------
   Online Reporting         o Using a Web interface,     o Client generates timely
                              client can request           reports.
                              information about email    o Client selects time
                              sends, i.e. messages         periods to evaluate
                              delivered, bounces,          results.
                              clickthroughs and mail
                              opened.
   ------------------------ ---------------------------- -----------------------------
   Bounce Management        o Tracks undeliverable       o Keeps subscriber lists
                              email addresses.             accurate
                                                         o Lowers costs.
   ------------------------ ---------------------------- -----------------------------
   Inbound Reply            o Handles reply emails on    o Timely response to
   Processing                 client's behalf.             customer emails.
                                                         o Less staff required
                                                           by client.
   ------------------------ ---------------------------- -----------------------------
   Content Archiving        o All content is stored at   o Ability to recreate email
                              Exactis.com.                 distributions.
                                                         o Less storage space
                                                           required at client site.
   ------------------------ ---------------------------- -----------------------------
   Personalization          o Ability to personalize     o Personalized to each
                              email content using          customer
                              customer data and          o Higher response rates.
                              template.
   ------------------------ ---------------------------- -----------------------------
   Clickthrough Reporting   o Ability to determine       o Tracking of customer
                              which customers clicked      response.
                              on specific URLs in the
                              email.
   ------------------------ ---------------------------- -----------------------------
   Open Mail Reporting      o Ability for HTML emails    o Tracking of customer
                              to determine which           response.
                              customers opened the
                              email.
   ------------------------ ---------------------------- -----------------------------
   Attachments              o Ability to send an         o Client can send more
                              attachment with the          customized information.
                              email.
   ------------------------ ---------------------------- -----------------------------
   Format Identification    o Ability to determine in    o HTML email messages
                              which format (HTML or        receive higher response
                              text) an email message       rates, but not all
                              should be sent.              browsers can read them.
   ------------------------ ---------------------------- -----------------------------
   Alternate Content        o Client can submit          o Flexible for client.
   Submission                 content via email, web or
                              user interface.
   ------------------------ ---------------------------- -----------------------------
   Expanded Database        o Ability to store           o Segmentation of customers
                              demographic and response     for varying offers.
                              information about each
                              customer.
   ------------------------ ---------------------------- -----------------------------
   Database                 o Ability to transport and   o Flexibility in
   Synchronization            synchronize databases        database management and
                              between Exactis.com and      hosting.
                              client.
   ------------------------ ---------------------------- -----------------------------
   Advanced Response        o Ability to analyze         o Improve effectiveness
   Analysis and Reporting     campaign  results.           of campaigns over time.

                            o Tracking and analysis of
                              results.
   ------------------------ ---------------------------- -----------------------------

MARKETING AND SALES

MARKETING STRATEGY

     The key components of our marketing strategy are to:

     o    continue to develop our reputation as an industry leader;

     o    build brand awareness; and

     o    aggressively generate sales leads.

     We employ a number of marketing methods to promote our brand and reputation, as well as to generate leads for our sales organization. The essence of our brand is "precision," reflecting our ability to precisely target, time and personalize email messages even at very high message volumes. Our positioning statement is as follows: "For large companies marketing online seeking to establish one-to-one reliant relationships with 'best' customers, we provide outsourcing solutions to complex, online communications requiring precision targeting, messaging and impact through a legacy of marketing expertise and front-line Internet technology."

     Our marketing methods include media relations, press releases, magazine and newspaper advertisements, speaking engagements and attendance at trade shows and seminars. We also use our Web site to build our image and to provide information about our services, technology and organization to potential clients. We are scheduled to have a presence at more than 20 national and international conferences and trade shows during 2000, including Jupiter Consumer Online, Internet World, as well as New Media Marketing in London. We are implementing an aggressive lead generation program using direct marketing campaigns to key decision makers within specific targeted markets, including ecommerce, media and financial services companies.

SALES STRATEGY

     Through our direct sales force, we have historically targeted the media, ecommerce and financial services segments. Currently, our sales force is geographically focused, with sales representatives covering a particular region. As our sales force grows, we intend to move to a vertical market focus, allowing our sales staff to become experts within specific vertical markets and to offer more consultative email marketing and communications solutions specifically tailored to each client's individual needs.

     As of February 29, 2000, we had seven sales professionals in our direct sales force located in San Francisco, Denver, Boston, Tampa, New York, and London. We plan to significantly expand this group in the next 12 months. In addition to the sales professionals, we had two sales engineers and three lead generation associates who support potential clients and the sales process.

SUBSCRIBER SERVICES AND ACCOUNT MANAGEMENT

     We offer a high level of subscriber service and account management to our clients and to their customers. As of February 29, 2000, we employed 12 subscriber service representatives who handle all incoming responses via email. Typical responses include subscribing, unsubscribing, format changes and report requests. In many cases, we utilize an automated response tool to respond without human intervention. Our subscriber service representatives attempt to handle all responses within 24 hours of receipt.

     In addition to our subscriber service representatives, as of February 29, 2000, we employed 11 account managers who oversee the day-to-day relationships with our clients. Account managers are available 24 hours per day, seven days per week. As the clients' primary point of contact, our account managers are responsible for providing day-to-day operational support through regular client interactions. Automated monitoring tools inform the account manager and operations staff of the status of client mailings.

STRATEGIC RELATIONSHIPS

    We seek to enter into strategic relationships to expand our services and product offerings and to undertake joint product development and marketing efforts. Our existing strategic relationships include Sony Music and E.piphany.

SONY MUSIC

    In connection with the sale of our online publishing business to Sony Music Entertainment in December 1998, we entered into a long-term strategic relationship under which we provide the editorial services, content and technical operations for the InfoBeat newsletters and deliver more than 7.0 million InfoBeat newsletters per weekday. Subscribers can choose from a menu of preferences to customize the news, weather, financial, entertainment and other information that they receive via email. Additionally, we provide Sony Music with customer support and database management services and host and maintain Web sites on our servers related to the delivery of the services.

    Our service agreement with Sony Music has a three-year term and Sony Music may, at its sole option, renew the agreement for up to two additional years. In addition, the agreement may be terminated early under certain circumstances upon 60 days written notice by either party. We will recognize minimum revenue of $14.8 million during the initial three-year term for sending a base amount of email messages each quarter. We are also entitled to a monthly editorial fee, a variable per message fee for each email message we send in excess of the base amount and an hourly fee for requested custom engineering development work.

E.PIPHANY

    In March 1999, we entered into an agreement with E.piphany, a leader in software solutions for analysis of customer data and marketing campaign management. Under the agreement, we offer E.piphany E.4 analytic applications as part of the highly targeted email marketing solution we have developed. Our agreement with E.piphany includes a perpetual software license and specified pricing terms and conditions. E.piphany's E.4 solutions enables our clients to develop and implement highly-targeted relationships via email. E.piphany's E.4 solutions assist clients to quickly profile customers and design and execute customer-specific marketing campaigns, measure results and refine future campaigns based on those results. We believe that the combination of E.piphany's solutions with our technologies and expertise enable our clients to precisely target their marketing efforts to appropriate audiences and deliver relevant, personalized information in each email message in a timely and cost-effective manner.

TECHNOLOGY

ARCHITECTURE

    Our technology infrastructure has been designed to achieve reliable, scalable and secure operations. We currently process between seven and twelve million messages per day and plan to expand our data center to support 100 million messages per day by the end of 2000. Our technology is based on a distributed architecture utilizing Sun Microsystems processor systems and servers, Intel processor based servers, Cisco Systems routers and Oracle databases. Our system is designed to enable parallel processing while providing redundancy at any point of failure. Our current software environment is primarily UNIX and Linux based.

    Our distributed architecture manages outbound and inbound message flow which enables us to scale rapidly by adding additional servers to assemble and deliver email. All of the system functions may be replicated, enabling the network to expand for additional functionality and volume growth.

DATA CENTER AND NETWORK ACCESS

    Our principal data facility is located in Denver, Colorado. Our data center has a high-speed connection to two Internet service providers to allow high-bandwidth access to the Internet. We operate separate production, test and development networks. The test and development networks have the same hardware and software environment as our production network, which enables us to develop and fully test our services prior to putting any upgrades, enhancements or fixes into our production system.

    We are in the process of relocating our data center operations to a new data center located in Denver, Colorado. The relocation will be completed in April 2000. The new data center has two separate high-speed connections to our Internet service providers to prevent a loss of connectivity and will provide the environment necessary to support our planned increase in messaging capacity. In addition, the new center features redundant systems for power, cooling, fire protection and security surveillance 24 hours per day, seven days per week by both personnel and video monitors.

NETWORK SECURITY

    We seek to assure network security through multiple firewalls. External firewalls operate at the network link layer and a second layer of firewalls separates every public network from its companion private network.

OFFSITE DISASTER RECOVERY

    We have established an offsite disaster recovery facility, which is located in an existing data center in Sunnyvale, California. This data center is acting solely as a recovery site, which is operational within twenty-four hours of a service interruption at our principal facility. By June 2000, this center will receive continuous data feeds from our principal facility. This facility will be able to convert to sending mode within 30 minutes of any service interruption at our principal facility by September 2000. Ultimately, we plan to expand this facility into a full production center.

NEW SERVICE DEVELOPMENT

    Our ability to design, develop, test and support new services, features and functions on a timely basis is critical to our success. Our product managers define new service and feature requirements by analyzing market trends, client needs and competitive offerings. Under the supervision of the product manager, a team creates a design and specifications document, development schedule and ultimately a new service or feature.

    We cannot assure you that we will be successful in developing and marketing new services and enhancements that meet changing customer needs or which respond to technology changes or evolving industry standards. Our current services are compatible with widely used and accepted standards. Current and future use of our services will depend, in part, on industry acceptance of these standards and practices as they apply to the Internet and ecommerce.

COMPETITION

    The email marketing industry is intensely competitive. There are few barriers to entry, as evidenced by the many new entrants to the market over the last year, and we expect that established and new entities will continue to enter the market. We cannot assure you that we will compete effectively with current or future competitors or that competitive pressures will not harm our business, operating results and financial condition.

    We offer clients a combination of both scalability and functionality. Our email engine allows us to send large volumes of complex email messages within client-defined time frames. Our ability to compete depends upon our ability to offer:

     o    technical expertise;

     o    scalability;

     o    consistent and reliable service;

     o    features and functionality;

     o    full service solutions; and

     o    direct marketing expertise.

    The majority of businesses today use their internal email systems to provide solutions to manage and deliver outbound email campaigns. For companies seeking outsourced solutions, we compete with email outsourcing companies that offer services similar to ours, including email distribution, list management, reporting and bounce processing. In addition, several of these competitors offer email consulting and campaign analysis. Key competitors in this category include Bigfoot International, Digital Impact, floNetwork, InterStep, L-Soft International, Lyris Technologies, MarketHome, MessageMedia, Post Communications and Responsys.com. Many of these competitors, such as L-Soft, Lyris and MessageMedia, also offer customers the choice of purchasing or licensing software to internally handle their own email marketing programs. Other email outsourcing companies that specialize in corporate email management, including Critical Path, Mail.com and USA.Net, have the technical capabilities and infrastructure to enter our market.

    Several competitors maintain and rent permission-based email lists that identify customers by certain interest categories or demographic areas. Clients pay the list brokers a one-time use fee that includes sending the email to the customer and tracking results. Competitors in this category include MatchLogic, MyPoints.com, NetCreations and yesmail.com. Clients must currently use the email sending service provided by the list broker to reach the end-customer.

    There are several other potential competitors that could enter the email marketing and communications industry, including direct marketing companies, Internet service providers, Internet ad networks, advertising agencies and others with large established Internet businesses. Potential competitors include America Online, Acxiom, DoubleClick, Experian Information Solutions, Harte-Hanks Communications, IBM, Microsoft and Netscape Communications. Large Internet portals, such as Yahoo!, also have the financial resources and technical capabilities to enter this market. Email communication offers Internet portals a powerful tool to build customer loyalty while driving traffic to their Web site. These potential competitors could enter the market by acquiring one of our existing competitors or by forming strategic alliances with our competitors. Either of these occurrences could harm our ability to compete effectively.

INTELLECTUAL PROPERTY

    We regard our copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have no service marks and only one registered trademark to date; however, we have several applications currently pending. It may be possible for unauthorized third parties to copy certain portions of our products or reverse engineer to obtain and use information that we regard as proprietary. Certain end-user license provisions protecting against unauthorized use may be unenforceable under the laws of certain jurisdictions and foreign countries. We have two patents that have been issued and two patents pending in the United States. We do not know whether these pending patents will be issued or, if issued, that the patents will not be challenged or invalidated. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States. We cannot assure you that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technology.

    We also strategically license certain technology from third parties, including E.piphany and the Accipter Ad-Manager product from Engage Technologies, Inc. In the future, if we add certificate technology to our systems, we may license additional technology from third-party vendors. We cannot be certain that these third-party content licenses will be available to us on commercially reasonable terms, "or at all", or that we will be able to successfully integrate the technology into our products and services. These third-party content licenses may expose us to increased risks, including risks associated with the assimilation of new technology, the diversion of resources from the development of our own proprietary technology and our inability to generate revenues from new technology sufficient to offset associated acquisition and maintenance costs. The inability to obtain any of these licenses could result in delays in product and service development until equivalent technology can be identified, licensed and integrated. Any delays in services could cause our business, financial condition and operating results to suffer.

    We have also been subject, and may be subject in the future, to claims alleging that we have infringed third party proprietary rights. We are not currently subject to any material claims alleging the infringement of third party proprietary rights. If we were to discover that any of our services infringed third party rights, we may not be able to obtain permission to use those rights on commercially reasonable terms. This may require us to expend significant resources to make our services non-infringing or to discontinue the use of our services. We might incur substantial costs defending against an infringement claim, even if the claim is invalid. If we have to defend against an infringement claim, it could distract our management from our business. Further, a party making a claim could secure a judgment that requires us to pay substantial damages or that prevents us from using or selling our products and services. Any of these events could harm our business, financial condition and operating results. Our success depends significantly on our proprietary technology.

GOVERNMENT REGULATION

    As the Internet continues to evolve, we expect that federal, state or foreign agencies will adopt regulations covering such issues as user privacy, pricing, content and quality of products and services. A number of legislative and regulatory proposals are currently under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet. In particular, a number of states have already passed statutes prohibiting unsolicited commercial email, or spam. A number of statutes have also been introduced in Congress and state legislatures to impose penalties for sending unsolicited emails which, if passed, could impose additional restrictions on our business. In addition, a California court recently held that unsolicited email distribution is actionable as an illegal trespass for which the sender could be subject for monetary damages.

    The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the projected demand for email services or increase our cost of doing business. The applicability to the Internet of existing United States and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation and personal privacy is uncertain and developing and may take years to resolve.

    Any new legislation or regulation, or application or interpretation of existing laws could harm our business, operating results and financial condition. Additionally, because we expect to expand our operations outside the United States, the international regulatory environment relating to the Internet could harm our business, operating results and financial condition.

EMPLOYEES

    As of February 29, 2000, we employed 178 people, all of whom were full-time. The 178 employees included 16 in general and administrative functions, 86 in engineering, 38 in sales and marketing, 22 in subscriber service/account management, 14 editors and two Sony/InfoBeat sales persons. Employees are not represented by a labor union or covered by any collective bargaining agreements. We consider our employee relations to be good.

ITEM 2.  PROPERTIES

     We are relocating our principal executive offices into 46,418 square feet of space in Denver, Colorado under a lease expiring on February 28, 2010. The relocation, which includes our data center, will be completed in April 2000. We also lease 20,281 square feet of space in Denver, Colorado under a lease agreement expiring on December 31, 2001. In addition, we are also leasing 23,209 square feet of space on a temporary month-to-month basis until we complete our relocation. We believe that our facilities will be adequate for our needs for the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we are subject to legal proceedings arising out of our operations. We are not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 17, 1999, we obtained the written consent of our stockholders to approve the form of Restated Certificate of Incorporation to be adopted upon the closing of our initial public offering. The following votes were cast by the Company's stockholders with respect to the adoption of the Restated Certificate of Incorporation:

Shares Voted For           Shares Voted Against      Shares Voted Withheld
----------------           --------------------      ---------------------
  7,903,249                        0                          638,080
The foregoing votes resulted in the adoption of such proposal.

     On November 17, 1999, we obtained the written consent of our preferred stockholders to approve the conversion of the outstanding preferred stock into common stock upon the closing of our initial public offering. The following votes were cast by the Company's stockholders with respect to the conversion of outstanding preferred stock into common stock upon the closing of our initial public offering:

Shares Voted For           Shares Voted Against      Shares Voted Withheld
----------------           --------------------      ---------------------
  6,885,560                        0                          416,497

The foregoing votes resulted in the adoption of such proposal.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Our Common Stock is listed on the Nasdaq National Market under the symbol "XACT." The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated, as reported by the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.

                                             1999
                                     --------------------
                                       HIGH        LOW
                                     --------    --------
         First Quarter                 N/A         N/A
         Second Quarter                N/A         N/A
         Third Quarter                 N/A         N/A
         Fourth Quarter              $ 28.63     $ 20.25

     As of March 15, 2000 there were approximately 80 holders of record of the Common Stock.

     We have never declared or paid dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

     On various dates between March 1997 and March 2000, we issued an aggregate of 297,736 shares of our common stock to 21 employees pursuant to the exercise of options granted under our stock options. The exercise prices per share range from $0.75 to $4.32, for aggregate consideration of $620,291. We relied on the exemption provided by Rule 701 of the Securities Act.

     On December 13, 1999, we issued an aggregate of 4,690 shares of common stock for an aggregate purchase price of $37,520 upon the exercise of warrants to 19 accredited investors. We relied on the exemption provided by Rule 506 of Regulation D under the Securities Act.

     On December 1, 1999, we issued an aggregate of 76,415 shares of common stock for an aggregate purchase price of $586,720 upon the exercise of warrants to two accredited investors. We relied on the exemption provided by Rule 506 of Regulation D under the Securities Act.

     On July 15, 1999, we issued an aggregate of 630,738 shares of our common stock at a purchase price of $6.50 per share and warrants to purchase up to 94,608 shares of common stock at an exercise price of $8.00 per share to nine accredited investors for cash proceeds in the aggregate amount of $4.1 million. In a second closing held on August 13, 1999, we issued an additional 726,546 shares of our common stock at a purchase price of $6.50 per share and warrants to purchase up to 108,978 shares of common stock at an exercise price of $8.00 per share to 29 accredited investors for cash proceeds in the aggregate amount of $4.7 million. We relied on the exemption provided by Rule 506 of Regulation D under the Securities Act.

     On December 30, 1998, we issued a warrant to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $6.00 per share to one accredited investor in connection with our sale of certain assets. On November 18, 1999, this warrant was amended to provide for the purchase of 400,000 shares of common stock at an exercise price of $6.00. We relied on the exemption provided by Rule 506 of Regulation D under the Securities Act.

     On June 8, 1998, we issued an aggregate of 625,001 shares of our common stock to eight accredited investors at a purchase price of $5.08 per share for cash proceeds in the aggregate amount of $3.2 million. We relied on the exemption provided by Rule 506 of Regulation D under the Securities Act.

     On July 24, 1997, we issued an aggregate of 1,911,533 shares of our common stock at a purchase price of $4.00 per share and warrants to purchase up to 210,917 shares of common stock at an exercise price of $4.00 per share to six accredited investors for cash proceeds in the aggregate amount of $7.6 million. On July 20, 1999, we issued 4,906 shares of common stock for an aggregate purchase price of $19.6 million, upon exercise of a warrant. We relied on the exemption provided by Rule 506 of Regulation D under the Securities Act.

     On July 24, 1997, we issued a warrant to purchase an aggregate of 425,000 shares of our common stock at an exercise price of $6.00 per share to one accredited investor in connection with a marketing agreement. We relied on the exemption provided by Rule 506 of Regulation D under the Securities Act.

     On June 20, 1997, we issued convertible promissory notes in the aggregate principal amount of $2.0 million bearing simple interest at a rate of 12.0% per annum and warrants to purchase up to 75,000 shares of common stock at an exercise price of $4.00 per share to five accredited investors for cash proceeds in the aggregate amount of $2.0 million. We relied on the exemption provided by Rule 506 of Regulation D under the Securities Act.

     In connection with a Loan and Security Agreement dated March 27, 1997, we issued warrants to two lenders to purchase up to an aggregate of 46,666 shares of common stock at an exercise price of $3.00 per share. We relied on the exemption provided by Rule 506 of Regulation D under the Securities Act.

     The recipients of the above-described securities represented their intention to acquire the securities for investment only and not with a view for distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had adequate access, through employment or other relationships, to information about us.

     (b) Our Registration Statement on Form S-1 (No. 333-85315) was declared effective on November 18, 1999, and the offering commenced, on November 19, 1999. All securities were sold and the offering has terminated. The managing underwriters were Thomas Weisel Partners LLC, Dain Rauscher Wessels, a division of Dain Rauscher Incorporated, and Wit Capital Corporation. The class of securities registered was common stock. An aggregate of 4,020,000 shares of common stock were registered and sold for our account, and the aggregate offering proceeds were $56,280,000. Aggregate underwriting discounts and commissions were $3,939,600. Other expenses for the offering were $1,067,935. The net proceeds to us were $51,272,465 and have been invested in short-term, investment grade, interest-bearing securities.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and the notes to such statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Historical results are not necessarily indicative of the results to be expected in the future.

     We have not paid any dividends on our common stock since inception.

     Net loss attributable to common stockholders includes the effect of the accretion on redeemable convertible preferred stock which increases net loss attributable to common stockholders. This accretion will not be recognized in the future as all outstanding series of preferred stock were converted into common stock upon completion of our initial public offering.

     Pro forma basic and diluted net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of all outstanding series of preferred stock into common stock upon completion of our initial public offering as if the conversion occurred on January 1, 1999, or at the date the preferred stock was actually issued, if later.

                                                       PERIOD FROM
                                                       JANUARY 30,
                                                          1996
                                                     (INCEPTION) TO        YEARS ENDED DECEMBER 31,
                                                      DECEMBER 31, -----------------------------------------
                                                          1996          1997           1998          1999
                                                     ------------- -------------  ------------- ------------
                                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

            STATEMENT OF OPERATIONS DATA
            Revenue:
              Email and other services...........      $       --   $       359    $       821   $    10,087
              Online publishing..................              --           496          1,958           899
                                                       ----------   -----------    -----------   -----------
                     Total revenue...............              --           855          2,779        10,986
                                                       ----------   -----------    -----------   -----------
            Cost of revenue:
              Email and other services...........              --           132            256           920
              Online publishing..................             161         1,907          2,524           862
                                                       ----------   -----------    -----------   -----------
                     Total cost of revenue.......             161         2,039          2,780         1,782
                                                       ----------   -----------    -----------   -----------
              Gross profit (loss)................            (161)       (1,184)            (1)        9,204
                                                       ----------   -----------    -----------   -----------
            Operating expenses:
              Marketing and sales................             935         1,458          1,810         8,071
              Research, development and
                engineering......................           1,206         2,201          2,915        10,259
              General and administrative.........           1,009         1,978          2,039         4,003
              Depreciation and amortization......             174           805          1,031         1,740
                                                       ----------   -----------    -----------   -----------
                     Total operating expenses....           3,324         6,442          7,795        24,073
                                                       ----------   -----------    -----------   -----------
                          Loss from operations...          (3,485)       (7,626)        (7,796)      (14,869)
            Interest income (expense), net.......              93           (73)          (101)          225
                                                       ----------   -----------    -----------   -----------
                          Net loss...............          (3,392)       (7,699)        (7,897)      (14,644)
            Accretion of preferred stock to
              liquidation value..................              (3)          (53)          (103)         (144)
                                                       ----------   -----------    -----------   -----------
                Net loss attributable to common
                   Stockholders..................      $   (3,395)  $    (7,752)   $    (8,000)  $   (14,788)
                                                       ==========   ===========    ===========   ===========
                     Net loss per share-- basic
                       and diluted...............      $    (3.40)  $     (7.75)   $     (7.96)  $     (6.26)
                                                       ==========   ===========    ===========   ===========
            Shares used in computing net loss per
              share-- basic and diluted..........       1,000,000     1,000,255      1,004,461     2,360,958
            Pro forma basic and diluted net loss
              per share..........................                                                $     (1.83)
                                                                                                 ===========
            Shares used in computing pro forma
              net loss per share-- basic and
              diluted............................                                                  8,003,590

                                                                              DECEMBER 31,
                                                             --------------------------------------------
                                                                1996        1997       1998         1999
                                                             ----------  ---------- ----------   --------
                                                                              (IN THOUSANDS)
           BALANCE SHEET DATA:
             Cash and cash equivalents...................     $  3,798    $  3,747   $  6,383    $ 52,350
             Working capital.............................        3,420       3,863      3,484      49,535
             Total assets................................        5,791       7,065     10,806      64,843
             Long-term debt and capital lease obligations,
               net of current portion and discount.......           30         824        610         128
             Redeemable convertible preferred stock and
               warrants..................................        7,540      15,349     18,673          --
             Total stockholders' equity (deficit)........       (2,288)    (10,039)   (18,000)     53,076

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    You should read the following discussion and analysis in conjunction with "Selected Financial Data" and the financial statements and notes attached to those statements included elsewhere in this report. This discussion contains certain forward-looking statements.

OVERVIEW

    We are a leading provider of permission-based outsourced email marketing and communications solutions primarily to companies in the media, ecommerce and financial services industries. We were founded in January 1996 under the name Mercury Mail, Inc. In August 1997, we changed our name to InfoBeat Inc. and in January 1999 we changed our name to Exactis.com, Inc. In November 1999, we completed our initial public offering.

    Our initial business was the publication of a suite of advertising supported newsletters delivered daily to subscribers via email, which we refer to as the online publishing business. This business consisted of the online publication of newsletters and other bulletins about a variety of topics of interest to consumers, which we refer to as the InfoBeat newsletters. In 1997, we began using the email technologies we developed for the online publishing business to deliver email newsletters for another client. In early 1998, we launched our outsourced email marketing and communications services, which we refer to as our email services business. In addition, we provide other services related to the email services business, primarily consisting of custom engineering development work.

    In December 1998, we sold our online publishing business to Sony Music and simultaneously entered into a service agreement to manage the production and delivery of the InfoBeat newsletters for Sony Music. Under the service agreement, we will provide services to Sony Music through December 2001. Sony Music agreed to pay us a minimum of $14.8 million associated with the sale and service agreements. The assets sold to Sony Music consisted primarily of intangible assets, the fair value of which were not objectively determinable. Therefore, under applicable accounting standards, the $14.8 million of proceeds is being recognized as email and other services revenue over the term of the service agreement based on the monthly minimum number of email messages to be provided under the service agreement. Because the Sony Music revenue includes the proceeds of the sale and service agreements, margins recognized on the Sony Music contract may not be indicative of other email services contracts. We received advance payments from Sony Music of $7.8 million in cash and receivables in December 1998 and $2.8 million in December 1999 which have been recorded as deferred revenue and will be recognized as revenue in the period in which services are performed. The deferred revenue balance related to Sony Music totaled $7.1 million at December 31, 1999. We will recognize a minimum of $4.9 million in revenue in 2000 and $5.2 million in 2001 from the deferred revenue and the $3.0 million remaining to be paid by Sony Music over the balance of the service agreement.

    Total revenue from services provided to Sony Music constituted $7.1 million, or 65%, of our total revenue for the year ended December 31, 1999. For more information about the sale of our online publishing business, please refer to note 2 to the financial statements.

    Since January 1999, we have focused primarily on providing outsourced email marketing and communications solutions to a wide range of clients primarily in the media, ecommerce and financial services industries. We generate revenue based on a fee per email message sent, charges for related services and custom engineering development work. The actual per message fees are related to each client's monthly email message volume and generally decline as a client's volume increases. The majority of our clients execute a 12-month contract with guaranteed monthly minimum charges based upon their expected volume of messages. Revenue is recognized in the period in which services are provided. We record deferred revenue for payments received and receivables which are contractually due in advance of services provided. Beginning in January 1999, we agreed to provide Sony Music with editorial services related to the InfoBeat newsletters. Our online publishing revenue in 1999 consists of cost reimbursements by Sony Music for employees providing these editorial services. Prior to 1999, we also received revenue from the sale of advertising within the InfoBeat newsletters.

    Since January 1999, cost of revenue consists primarily of editorial costs associated with the InfoBeat newsletters, sales commissions and network connectivity charges from our Internet service providers. Internet service providers charge us for network connectivity based on monthly minimum charges up to a certain level of usage and incrementally for usage above that level. Sales commissions are paid monthly based on a percentage of revenue recognized during the month. Prior to 1999, our cost of revenue also included advertising sales and subscriber acquisition costs related to our online publishing business. Sony Music is now responsible for these costs. Because the components of our cost of revenue have changed significantly, we do not believe period-to-period comparisons of our gross margins are meaningful. Please refer to note 8 to the financial statements for additional information on our email and other services and online publishing segments.

    Our average cost to deliver an email message is significantly influenced by the volume of email messages processed by our systems. As we continue to add new clients, and as our existing clients increase both the size of their email lists as well as their overall usage of our services, we expect our average cost to deliver an email message to decline over the long term. In addition, a portion of our research, development and engineering efforts are devoted to improving the performance and efficiency of our systems.

    As a result of stock option grants in 1999 with exercise prices below fair value, we are recognizing total non-cash compensation expense of $3.7 million over the vesting periods of the options, which are generally three or four years. For the year ended December 31, 1999, we recognized non-cash general and administrative compensation expense of $1.1 million with respect to these option grants.

    In December 1998, we issued to Sony Music a warrant to purchase 600,000 shares of Series D preferred stock at an exercise price of $6.00 per share. The vesting of this warrant was contingent upon the achievement by Sony Music of certain performance milestones. On November 18, 1999, the terms of this warrant were amended. The amended warrant is for the purchase of 400,000 shares of Series D preferred stock at an exercise price of $6.00 per share. The warrant is fully vested and expires on December 31, 2003. In connection with the amended warrant, we recorded non-cash charges of $4.7 million as sales and marketing expense in the fourth quarter of 1999.

    In July 1997, we issued to American Express a warrant to purchase 425,000 shares of Series C preferred stock at a purchase price of $6.00 per share. The warrant expires in July 2000. The vesting of this warrant is contingent upon the achievement by American Express of certain performance milestones. In accordance with accounting standards in effect at the time of the issuance of this warrant, the estimated fair value of the warrant, using the Black-Scholes option pricing model, was calculated at the time awarded and is being amortized over the life of the warrant. We estimate the number of warrant shares that will ultimately vest under the warrant at the end of each reporting period and, based upon these estimates, may recognize additional non-cash charges both currently and over the remaining life of the warrant. We recognized non-cash charges of $46,000 in 1997, $118,000 in 1998 and $105,000 for the year ended December 31, 1999 related to the American Express warrant and, based on estimates as of December 31, 1999 as to the ultimate vesting of the warrant, we plan to recognize an additional $22,000 of non-cash charges over the next year. Should American Express achieve one or both remaining milestones in 2000, then we would record additional non-cash charges of up to approximately $150,000.

    We incurred net losses of approximately $3.4 million from January 30, 1996, the date of our inception, through December 31, 1996, $7.7 million in 1997, $7.9 million in 1998 and $14.6 million in 1999. We had an accumulated deficit of $33.9 million at December 31, 1999. We expect to increase spending on marketing and sales as we expand our sales force and increase promotional and advertising expenditures. We also expect substantially higher general and administrative and research, development and engineering expenses as we expand our infrastructure to support expected growth and as we broaden our suite of email services. As a result of these increases, we expect to continue to incur significant net losses on a quarterly and annual basis through at least 2000.

    In view of the rapidly evolving nature of our business, our limited operating history and our recent focus on providing outsourced email marketing and communications solutions, we believe that period-to-period comparisons of our revenue and operating results, including our operating expenses as a percentage of total revenue, are not meaningful and should not be relied upon as an indication of future performance. In addition, we do not believe that our historical growth rates are indicative of future results.

RECENT DEVELOPMENTS

     On February 29, 2000, we entered into a definitive Agreement and Plan of Merger by and among us, 24/7 Media, Inc. and Evergreen Acquisition Sub Corp., a wholly owned subsidiary of 24/7 Media, pursuant to which, 24/7 Media will acquire us in a reverse triangular merger. Pursuant to the Merger Agreement, we will continue to operate as a wholly-owned subsidiary of 24/7 Media. We believe the combined strengths of the two companies will enable us to offer an integrated, end-to-end customer relationship management solution that will help the combined companies' clients to acquire new customers and retain existing customers. Under the terms of the merger agreement, each outstanding share of our common stock will be exchanged for 0.60 shares of 24/7 Media common stock. Our board of directors and the board of directors of 24/7 Media have approved the merger. The merger is subject to various conditions, including regulatory approval and stockholder approval. We expect that the Merger will be consummated in the Spring of 2000.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

    Revenue. Total revenue consists of email and other services revenue and online publishing revenue. Our total revenue increased to $11.0 million in 1999 from $2.8 million in 1998. Email and other services revenue consists of charges for providing email messaging services and includes fees based on the volume of email messages sent, charges for related services and custom engineering development work. Email and other services revenue increased to $10.1 million in 1999 from $821,000 in 1998. Email and other services revenue from Sony Music for providing the InfoBeat services under our contract which began on January 1, 1999 constituted $6.2 million, or 61% of the 1999 email and other services revenue. The balance of the growth is attributable to increases in both our client base and the volume of email messages sent. Excluding Sony Music, we sent approximately 580 million email messages for 91 clients in 1999, as compared to approximately 115 million email messages for 25 clients in 1998. We also sent approximately 1.4 billion email messages for Sony Music in 1999.

    In 1999 online publishing revenue consists of cost reimbursements by Sony Music for employees providing editorial services related to the InfoBeat newsletters. In 1998 online publishing revenue was derived from the sale of advertising within the InfoBeat newsletters. We had no advertising revenue in 1999.

    Cost of Revenue. Cost of revenue currently consists primarily of editorial costs associated with the InfoBeat newsletters, sales commissions and network connectivity charges from our Internet service providers. Prior to 1999, cost of revenue also included advertising sales and subscriber acquisition costs related to our online publishing business. Cost of revenue declined to $1.8 million in 1999 from $2.8 million in 1998, reflecting the change in our business from online publishing to email services. Of the 1999 amount, editorial costs reimbursed by Sony Music related to the Infobeat newsletters totaled $862,000, approximating the amount of online publishing revenue. Costs related to our online publishing business represented $2.5 million of the 1998 amount. Sales commissions related to email services increased $298,000 in 1999 as a result of our growing sales force and corresponding email services revenue growth. Because the components of our cost of revenue have changed significantly, we do not believe period-to-period comparisons of our gross margins are meaningful.

    Marketing and Sales. Marketing and sales costs consist primarily of salaries and other personnel costs related to our sales, account management, customer care and marketing employees, as well as travel, advertising and other promotional costs. Marketing and sales costs increased to $8.1 million in 1999 from $1.8 million in 1998. 1999 costs included $4.7 million in non-cash charges related to the 400,000 warrants issued to Sony Music. Marketing and sales costs related to our online publishing business represented $189,000 of the 1998 amount. Salaries and other personnel costs represented the majority of the 1999 increase as the number of marketing and sales employees increased to 49 as of December 31, 1999 from 15 at the beginning of 1998. We expect to significantly increase the number of employees, as well as advertising and promotional spending in this area in the future.

    Research, Development and Engineering. Research, development and engineering costs consist primarily of salaries and other personnel costs related to our operations and research and development groups, consultants and outside contractor costs, and software and hardware maintenance expenses. Research, development and engineering costs increased to $10.3 million in 1999 from $2.9 million in 1998. The cost of outside contractors and consultants, who are utilized to speed development efforts, increased by $5.1 million in 1999. In addition, salaries and other personnel costs significantly increased in 1999 as the number of research, development and engineering employees increased to 74 as of December 31, 1999 from 22 at the beginning of 1998. Research, development and engineering costs related to our online publishing business represented $1.1 million of the 1998 amount; however, since most of the employees of the online publishing business were redeployed to the email services business in 1999, costs related to those employees are included in the 1999 period. We are continuing to invest substantially in this area to develop the new features and services required to meet the needs of current and potential clients, and plan to maintain or increase the dollar amount we spend on research, development and engineering activities in the future.

     General and Administrative. General and administrative costs consist primarily of salaries and other personnel costs related to executive and administrative personnel, occupancy and general office costs and professional fees. General and administrative costs increased to $4.0 million in 1999 from $2.0 million in 1998. Non-cash stock option compensation expense increased by $1.1 million in 1999 as a result of options granted in 1999 with exercise prices below fair value. Professional fees increased $220,000 in 1999, primarily due to costs related to recently settled patent infringement lawsuits. Occupancy and general office costs represented $220,000 of the increase in the 1999 period due to an increase in the total number of our employees. Increased salaries and other personnel costs accounted for $298,000 of the increase in the 1999 period, as the number of general and administrative employees increased to 14 as of December 31, 1999 from six at the beginning of 1998.

    Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of equipment, software and furniture and amortization of leasehold improvements. Fixed assets are recorded at cost and depreciated over the estimated useful lives of the assets which range from three to five years. Depreciation and amortization expense increased to $1.7 million in 1999 from $1.0 million in 1998. Purchases of equipment and software necessary to deliver higher email message volume, as well as for general corporate use, were responsible for this increase in the 1999 period.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

    Revenue. Our total revenue increased to $2.8 million in 1998 from $855,000 in 1997. Email and other services revenue increased to $821,000 in 1998 from $359,000 in 1997 as a result of increases in our client base, email message volume and average price per message sent. We sent approximately 115 million email messages for 25 clients in 1998 as compared to approximately 104 million email messages for one client in 1997. We did not begin to make our outsourced email services generally available until early 1998.

    Online publishing revenue increased to $2.0 million in 1998 from $496,000 in 1997 as we expanded both our advertising sales efforts and the distribution of the InfoBeat newsletters.

    Cost of Revenue. Cost of revenue increased to $2.8 million in 1998 from $2.0 million in 1997. Costs related to our online publishing business represented $2.5 million of 1998 and $1.9 million of 1997 amounts. These costs increased primarily due to a $400,000 increase in advertising sales commissions due to revenue growth. Sales commissions related to email services revenue increased $76,000 in 1998 due to the establishment of a sales force and the associated payment of commissions. Network connectivity charges increased $121,000 in 1998 due to higher email message volume.

    Marketing and Sales. Marketing and sales costs increased to $1.8 million in 1998 from $1.5 million in 1997. Salaries and other personnel costs increased in 1998 due to the increase in the number of marketing and sales employees to 32 as of December 31, 1998 from 12 at the beginning of 1997. This increase in salaries and other personnel costs was partially offset by a decline of $244,000 in advertising and other promotional costs in 1998.

    Research, Development and Engineering. Research, development and engineering costs increased to $2.9 million in 1998 from $2.2 million in 1997. Salaries and other personnel costs increased in 1998, as the number of research, development and engineering employees increased to 36 as of December 31, 1998 from 21 at the beginning of 1997.

    General and Administrative. General and administrative costs remained relatively unchanged at $2.0 million in both 1998 and 1997. Occupancy and general office costs increased $168,000 in 1998 due to the increase in the number of our employees. This increase was partially offset by a $127,000 decline in salaries and other personnel costs for general and administrative functions in 1998.

    Depreciation and Amortization. Depreciation and amortization expense increased to $1.0 million in 1998 from $806,000 in 1997. Purchases of equipment and software necessary to deliver higher email message volume, as well as for general corporate use, were responsible for this increase in 1998.

INCOME TAXES

    As of December 31, 1999, a net operating loss carryforward for federal income tax purposes of approximately $22 million was available to offset future federal taxable income, if any, through 2019. No tax benefit for these losses has been recorded by us in 1999 due to uncertainties regarding the utilization of the loss carryforward. The utilization of a portion of the net operating loss carryforwards will be limited under Section 382 of the Internal Revenue Code due to changes in ownership interests.

QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth our historical unaudited quarterly information for our most recent eight quarters. This quarterly information has been prepared on a basis consistent with our audited financial statements and, we believe, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information shown. Our quarterly operating results have fluctuated and may continue to fluctuate significantly as a result of a variety of factors and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

                                                                    QUARTER ENDED
                             -----------------------------------------------------------------------------------------
                              MARCH 31, JUNE 30,   SEPTEMBER 30,  DECEMBER 31,   MARCH 31,    JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                                1998      1998         1998           1998         1999         1999         1999           1999
                             ---------- --------  -------------  ------------- ------------ ------------ -------------  ------------
                                                                    (IN THOUSANDS)

Revenue:
  Email and other
     services.............    $     52  $    102     $   295        $   372       $  1,759     $  2,250      $ 2,597        $ 3,481
  Online publishing.......         411       526         604            417            246          189          226            238
                              --------  --------     -------        -------       --------     --------      -------        -------
          Total revenue...         463       628         899            789          2,005        2,439        2,823          3,719
                              --------  --------     -------        -------       --------     --------      -------        -------
Cost of revenue:
  Email and other
     services.............          46        47          88             75            143          264          234            279
  Online publishing.......         574       583         699            668            224          203          217            218
                              --------  --------     -------        -------       --------     --------      -------        -------
          Total cost of
            revenue.......         620       630         787            743            367          467          451            497
                              --------  --------     -------        -------       --------     --------      -------        -------
          Gross profit
            (loss)........        (157)       (2)        112             46          1,638        1,972        2,372          3,222
                              --------  --------     -------        -------       --------     --------      -------        -------
Operating expenses:
  Marketing and sales.....         257       421         592            540            612          663          783          6,013
  Research, development and
     engineering..........         551       631         878            855            963        2,171        3,097          4,028
  General and
     administrative.......         331       528         471            708          1,118          810          833          1,242
  Depreciation and
     amortization.........         235       240         275            282            310          379          485            566
                              --------  --------     -------        -------       --------     --------      -------        -------
          Total operating
            expenses......       1,374     1,820       2,216          2,385          3,003        4,023        5,198         11,849
                              --------  --------     -------        -------       --------     --------      -------        -------
               Loss from
              operations..      (1,531)   (1,822)     (2,104)        (2,339)        (1,365)      (2,051)      (2,826)        (8,627)
Interest income (expense),
  Net.....................          (9)      (21)        (15)           (56)             3          (21)           7            236
                              --------  --------     -------        -------       --------     --------      -------        -------
Net loss..................    $ (1,540) $ (1,843)    $(2,119)       $(2,395)      $ (1,362)    $ (2,072)     $(2,819)       $(8,391)
                              ========  ========     =======        =======       ========     ========      =======        =======

    Our limited operating history and the emerging nature of the Internet-based email services market make it very difficult for us to accurately forecast our revenue. Our revenue could fall short of our expectations if we experience delays or cancellations of even a small number of contracts. A number of factors are likely to cause fluctuations in our operating results, including but not limited to:

     o continued growth of the Internet, in general, and of email usage, in particular;

     o    demand for our services;

     o our ability to attract and retain clients and maintain client satisfaction;

     o our ability to upgrade, develop and maintain our systems and infrastructure;

     o the amount and timing of operating costs and capital expenditures relating to expansion of our business and infrastructure;

     o    technical difficulties or system outages;

     o the announcement or introduction of new or enhanced services by our competitors;

     o    pricing policies of our competitors;

     o our ability to attract and retain qualified personnel with Internet and direct marketing industry expertise, particularly technology, sales and marketing personnel; and

     o governmental regulation regarding the Internet, email and direct marketing.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to our initial public offering, we financed our operations primarily from sales of our preferred stock and, to a lesser extent, proceeds from bank loans. Net cash used by operating activities was $6.9 million in 1997, $302,000 in 1998 and $6.8 million in 1999.

    Net cash used by investing activities was $1.0 million in 1997, $885,000 in 1998 and $6.5 million in 1999. In each year, net cash used by investing activities was primarily the result of capital expenditures for equipment and software used in our data centers from which we operate our email message platform.

    Net cash provided by financing activities was $7.9 million in 1997, $3.8 million in 1998 and $59.3 million in 1999. Proceeds from our initial public offering in November 1999 and the sale of preferred stock in 1999 and prior years, net of payments for debt and capital lease obligations, were the primary source of the net cash provided by financing activities. In the year ended 1997, proceeds from notes payable of $3.5 million were also a significant source of financing. Approximately $2.0 million of this amount was converted into preferred stock in July 1997. The balance consists primarily of proceeds from bank loans.

    At December 31, 1998 and 1999, we had $6.4 million and $52.3 million, respectively, in cash and cash equivalents. In July 1999, we received a $1.5 million payment from Sony Music related to the sale of our online publishing business. In July and August 1999, we received net proceeds of $8.8 million from the sale of Series E preferred stock and warrants. In November and December 1999 we received net proceeds of $51.2 million from our initial public offering. In December 1999 we received $2.8 million from Sony Music related to future services to be provided under our service agreement. We plan to increase our general level of spending in the future and plan to expend significant resources on capital expenditures in 2000 for equipment and software, furniture, and leasehold improvements. We plan to relocate our existing data center and corporate offices in the first quarter of 2000. We expect to incur operating losses through at least the end of 2000.

    We expect that existing cash resources will be sufficient to fund currently anticipated working capital and capital expenditure needs at least through the end of 2000. Thereafter, we may require additional funds to support our working capital requirements or for other purposes. If we are not successful in raising capital when we need it and on terms acceptable to us, it could harm our business, financial condition and operating results.

RISKS ASSOCIATED WITH THE MERGER

     Although we have entered into a definitive Agreement and Plan of Merger by and among us, 24/7 Media, Inc. and Evergreen Acquisition Sub Corp., a wholly owned subsidiary of 24/7 Media, pursuant to which, 24/7 Media will acquire us in a reverse triangular merger, the merger is subject to various conditions, including regulatory approval and stockholder approval. There can be no assurances that such conditions will be satisfied. If the merger with 24/7 Media does not occur, our business may be adversely affected. Specifically, our operating results may suffer, the price of our common stock may decline, we may lose existing and future customers and we may be unable to secure additional financing to fund our operations when and as needed.

RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, WE EXPECT CONTINUING LOSSES AND WE MAY NEVER ACHIEVE PROFITABILITY.

     We have not generated enough revenue to cover the substantial amounts we have spent to create, launch and enhance our services. If our revenue does not increase substantially, we may never become profitable. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. This may, in turn, cause our stock price to decline. In addition, if we do not achieve or sustain profitability in the future, we may be unable to continue our operations. Our operating costs have exceeded our revenue in all quarters since our inception. We incurred net losses of approximately $3.4 million from January 30, 1996, the date of our inception, through December 31, 1996, $7.7 million in 1997, $7.9 million in 1998 and $14.6 million in 1999. We had an accumulated deficit of $33.9 million at December 31, 1999. We expect to incur net losses and negative cash flows from operations for the foreseeable future.

     We have invested heavily in technology and infrastructure development. We expect to continue to invest substantial financial and other resources to develop and introduce new services and expand our sales and marketing organizations, strategic relationships and operating infrastructure. We expect that our cost of revenue, sales and marketing expenses, general and administrative expenses, research development and engineering expenses, operations and customer support expenses and depreciation and amortization expenses will continue to increase in absolute dollars and may increase as a percent of revenue. If our revenue does not correspondingly increase, we may never become profitable.

OUR BUSINESS WILL SUFFER IF THE MARKET FOR OUTSOURCED EMAIL MARKETING AND COMMUNICATIONS SOLUTIONS FAILS TO GROW.

    The market for outsourced email marketing and communications solutions is new and rapidly evolving. If sufficient demand for our services does not develop, we may not generate sufficient revenue to offset our costs and we may never become profitable. Market acceptance of our existing and planned services will depend on the acceptance and use of outsourced email marketing and communications solutions. Our current and planned services are very different from the traditional advertising and direct mail methods that our clients have historically used to attract new customers and maintain customer relationships. Businesses that have already invested substantial resources in traditional or other methods of marketing and communications may be reluctant to adopt new marketing strategies and methods. Consumers may also be reluctant to alter established patterns of purchasing goods and services. Moreover, the sales cycle for the new targeted messaging services that we are developing may be longer than for existing services.

ONE OF OUR CLIENTS ACCOUNTED FOR A MAJORITY OF OUR REVENUE AND A SMALL NUMBER OF CLIENTS ACCOUNTED FOR A HIGH PERCENTAGE OF OUR REVENUE IN A RECENT PERIOD; THEREFORE, THE LOSS OF A MAJOR CLIENT COULD HARM OUR BUSINESS.

    A small number of clients account for most of our revenue. If we lose existing clients and do not replace them with new clients, our revenue will decrease and may not be sufficient to cover our costs. In 1999, Sony Music accounted for approximately 65% of our total revenue and our two next largest clients accounted for approximately 11% of our total revenue. We expect that a small number of clients will continue to account for a high percentage of our total revenue for at least the foreseeable future. This could cause our revenue and earnings to fluctuate from quarter to quarter. The loss of a major client could harm our business.

INTENSE COMPETITION EXISTS IN THE EMAIL SERVICES MARKET AND WE EXPECT COMPETITION TO CONTINUE TO INTENSIFY.

    Competition in the email services market is intense. If we do not respond successfully to competitive pressures, we could lose market share. We may not be able to compete successfully against our current or future competitors which include the in-house email capabilities of many businesses. An increasing number of companies are entering our market. Many of our competitors have greater brand recognition, longer operating histories, larger customer bases and greater financial, marketing and other resources than we have. These factors may place us at a disadvantage when we respond to our competitors' pricing strategies, technological advances and other initiatives. Additionally, our competitors may develop or provide services that are superior to ours or that achieve greater market acceptance. We expect competition to persist and intensify. Barriers to entry may be insubstantial and we may face substantial and growing competitive pressures from companies both in the United States and abroad. See "Business -- Competition" for a list of our current and potential competitors.

DELAYS IN THE INTRODUCTION OF NEW SERVICES MAY HARM OUR BUSINESS.

    We may experience delays in the development, sales and launch of new services, which could adversely affect our revenue and profitability. We have recently completed development of a new service to provide our clients with a wide variety of targeted marketing capabilities. Our ability to sell and launch these new targeted marketing services is unproven. We are also developing or plan to develop other new services and enhancements to existing services. We may experience delays in the development, sale and launch of these new services. Additionally, actual service offerings and benefits could differ materially from those currently planned for many reasons, some or all of which may be out of our control, which could result in a loss of clients.

WE DEPEND ON KEY STRATEGIC RELATIONSHIPS, INCLUDING RELATIONSHIPS WITH SONY MUSIC AND E.PIPHANY, INC., TO GENERATE REVENUE AND OUR BUSINESS COULD SUFFER IF ANY OF THESE RELATIONSHIPS ARE TERMINATED.

    We are highly dependent on our strategic relationships with Sony Music and E.piphany, Inc. If these relationships are terminated early, our revenue will decrease. Our relationship with Sony Music accounted for approximately 65% of our total revenue in 1999. Our relationship with E.piphany is critical to our recently developed targeted messaging capabilities. Our agreement with Sony Music terminates in December 2001 and certain terms of our agreement with E.piphany related to pricing terminate in March 2001. These agreements, as well as others covering future strategic relationships, may not be renewed at the end of their respective terms or may be terminated early in certain circumstances upon written notice by either party. We may also be unable to effectively reallocate personnel, equipment and other resources that were allocated to these relationships.

    In October 1999, we found that the software we use to deliver the InfoBeat newsletter for Sony permitted certain advertisers to access the email addresses of InfoBeat subscribers who elected to view advertisements in the newsletter. Sony's privacy policy prohibits disclosure of a subscriber's email address to advertisers without the subscriber's consent. We have revised our software to prevent unauthorized disclosure of a subscriber's email address. We believe that this issue has not seriously harmed our relationship with Sony. However, this event and the November 8, 1999 Wall Street Journal article reporting this issue may have harmed our reputation with our current and potential customers, which could negatively impact our ability to retain and attract customers.

OUR FAILURE TO MANAGE OUR PLANNED RAPID GROWTH COULD CAUSE OUR BUSINESS TO
SUFFER.

    Our failure to manage our growth effectively could result in service disruptions, loss of competitive position and lack of adequate financial controls. We plan to expand our operations rapidly and to significantly augment our infrastructure. We must effectively manage our operational, customer service and financial systems, procedures and controls to manage this future growth. This expansion is expected to place a significant strain on our managerial, operational and financial resources.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE AND MAY FALL BELOW MARKET EXPECTATIONS AS A RESULT OF NON-CASH CHARGES RELATED TO STOCK OPTIONS.

    Our operating results will be affected by non-cash charges associated with stock-based arrangements with employees. As a result of stock option grants in 1999 with exercise prices below fair value, we are recognizing total non-cash compensation expense of $3.7 million over the vesting periods of the options, which are generally three or four years.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE AND MAY FALL BELOW MARKET EXPECTATIONS AS A RESULT OF VARIATIONS IN EQUIPMENT EXPENDITURES.

    Our operating results may be affected by variations in equipment expenditures. Due to lead times required to purchase, install and test equipment, we typically need to purchase equipment well in advance of the recognition of any expected revenue. Delays in obtaining this equipment could result in unexpected revenue shortfalls. Small variations in the timing of the recognition of specific revenue, including deferred revenue, could cause significant variations in operating results from quarter to quarter.

    Period-to-period comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may be below market expectations. In this event, the price of our common stock is likely to decline.

IF WE DO NOT SUCCESSFULLY EXPAND OUR EMAIL SERVICES AND OPERATIONS INTO INTERNATIONAL MARKETS, OUR BUSINESS COULD SUFFER.

    We are expanding into international markets and plan to spend significant financial and managerial resources to do so. If our revenue from international operations does not exceed the expense of establishing and maintaining these operations, we may never achieve profitability or may attain significantly reduced profitability. We do not have expertise in conducting business internationally and may not be able to compete effectively in international markets. Therefore, we face several risks, including:

     o compliance with regulatory requirements which could change in unexpected ways;

     o difficulties and costs of staffing and managing international operations;

     o    varying technology standards from country to country;

     o uncertainties regarding protection of intellectual property rights in certain countries;

     o    difficulties in collecting accounts receivable;

     o    fluctuations in currency exchange rates;

     o    imposition of currency exchange controls; and

     o    potentially adverse tax consequences.

IF THE MERGER WITH 24/7 MEDIA DOES NOT OCCUR, WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT HARM OUR OPERATING RESULTS.

    If the merger with 24/7 Media does not occur, we may review acquisition or investment prospects that would complement our current services, enhance our technical capabilities or offer growth opportunities. These actions by us could harm our operating results and the price of our common stock. Acquisitions could also entail many other risks, such as:

     o difficulties in integrating acquired operations, technologies or services;

     o unanticipated costs associated with the acquisitions that harm our operating results;

     o negative effects on our reported results of operations from acquisition-related charges and of amortization of acquired technology and other intangibles; and

     o risks of entering markets in which we have no or limited prior experience.

    Any of these risks could harm our business, operating results and financial condition.

IF THE MERGER WITH 24/7 MEDIA DOES NOT OCCUR, WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FUND OUR OPERATIONS WHEN NEEDED.

    If the merger with 24/7 Media does not occur, and if our capital requirements or revenue vary materially from our current plans or if unforeseen circumstances occur, we may require additional financing sooner than we anticipate. This financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. The financing may also dilute existing stockholders.

    If we cannot obtain adequate funds on acceptable terms, we may be unable to:

     o    fund our capital requirements;

     o    take advantage of strategic opportunities;

     o    respond to competitive pressures; and

     o    develop or enhance our services.

    Any of these failures could adversely affect our profitability. If we do not achieve or sustain profitability in the future, we may be unable to continue our operations.

WE MAY NOT BE ABLE TO ENTER INTO NEW STRATEGIC RELATIONSHIPS BECAUSE WE MAY COMPETE WITH EXISTING OR FUTURE RELATIONSHIPS.

    Our existing and future strategic relationships may limit our ability to enter into other strategic relationships or sell our services to similar businesses. This could limit our ability to compete effectively. For example, our agreements with Sony Music prevent us from entering into a relationship that is competitive with the online publishing services that we provide to Sony Music. We may also enter into similar non-competition arrangements in connection with future strategic relationships.

WE MAY NOT BE ABLE TO SUCCESSFULLY OPERATE OUR BUSINESS IF WE LOSE KEY
PERSONNEL.

     The loss of any member of our senior management team could negatively affect our future operating results. We believe that our success will depend on the continued services of our key senior management personnel, especially E. Thomas Detmer, Jr., our president and chief executive officer. None of the persons currently in senior management are bound by an employment agreement with us.

WE MAY NOT BE ABLE TO SUCCESSFULLY OPERATE OUR BUSINESS IF OUR NEWLY FORMED MANAGEMENT TEAM DOES NOT WORK EFFECTIVELY TOGETHER.

    If our management team is unable to work together effectively, our business could be harmed. The majority of our executive officers, including E. Thomas Detmer, Jr., our president and chief executive officer, Kenneth W. Edwards, Jr., our chief financial officer, and Cynthia L. Brown, our vice president of engineering, joined us during 1999. Accordingly, our management team has had a limited time to work together and may not be able to work together effectively.

OUR BUSINESS WILL SUFFER IF WE DO NOT ATTRACT AND RETAIN ADDITIONAL HIGHLY SKILLED PERSONNEL.

    In order for us to succeed, we must identify, attract, retain and motivate highly skilled technical, managerial, sales and marketing personnel. Failure to retain and attract necessary personnel will limit our ability to compete effectively and provide our services. We plan to significantly expand our operations and we will need to hire additional personnel as our business grows. Competition for qualified personnel is intense. In particular, we have experienced difficulties in hiring highly skilled technical personnel and in retaining employees due to significant competition for experienced personnel in our market.

RISKS ASSOCIATED WITH OUR TECHNOLOGY

IF WE FAIL TO UPGRADE OUR SYSTEMS AND INFRASTRUCTURE TO CONTINUE TO EXPAND OUR BUSINESS AND TO ACCOMMODATE INCREASES IN EMAIL TRAFFIC, WE MAY EXPERIENCE SLOWER RESPONSE TIMES OR SYSTEM FAILURES.

    We must continue to expand our network infrastructure as the number of our clients increases. Additionally, we must adapt our network infrastructure to the increasing volume and complexity of information our clients wish to transmit and as their requirements change. If we do not add sufficient capacity to handle growing volume and complexity of messages, we could suffer slower response times or system failures which could result in a loss of clients. We have made and intend to continue to make substantial investments to increase our capacity by adding new hardware and upgrading our software. Our services may be unable to handle growing message volume and complexity. The expansion of our network infrastructure will also require substantial financial, operational and managerial resources.

    In addition, we may not be able to accurately project the rate or timing of email traffic increases or upgrade our systems and infrastructure to accommodate future traffic levels. As we upgrade our network infrastructure to increase capacity available to our clients, we may encounter equipment or software incompatibility which may cause delays in implementation. We may not be able to expand or adapt our network infrastructure to meet additional demand or our clients' changing requirements in a timely manner or at all.

WE MAY NOT COMPETE SUCCESSFULLY AND THE VALUE OF YOUR INVESTMENT MAY DECLINE IF WE FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY AND MARKET CONDITIONS.

     If we do not successfully respond to new technological developments in our industry or are unable to respond in a cost-effective manner, we may experience a loss of competitive position and lose market share. We operate in an industry that is characterized by rapid technological change, frequent new service introductions, changing client demands and the emergence of new industry standards and practices that could render our existing services, proprietary technology and systems obsolete. We must continually improve the performance, features and reliability of our services, particularly in response to competitive offerings. Our success depends, in part, on our ability to enhance our existing services and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of our prospective clients. The development of our technology and necessary service enhancements entail significant technical and business risks and require substantial expenditures and lead-time. We may not be able to keep pace with the latest technological developments or adapt our services to client requirements or emerging industry standards.

IF WE ENCOUNTER SYSTEM FAILURE, WE MAY NOT BE ABLE TO PROVIDE ADEQUATE SERVICE AND OUR BUSINESS AND REPUTATION COULD BE DAMAGED.

    Our ability to successfully receive and send email messages and provide acceptable levels of customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware and network systems. All of our communications systems are located in Denver, Colorado. As a result, if there were to be a natural disaster affecting the Denver area, our communications systems could be disrupted and our business would be harmed. We may not be able to relocate quickly under those circumstances.

    Our clients have experienced some interruptions in our email service in the past due to network outages and internal system failures. Similar interruptions may occur from time to time in the future. Our revenue depends on the number of end users who use our email services. Our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of our systems or networks or reduce our abilities to provide email services. Our systems and operations are also vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure, physical break-ins and similar events. If any of these events occur, we could fail to meet our minimum performance standards and incur monetary penalties under our contracts.

IF WE FAIL TO MEET MINIMUM PERFORMANCE STANDARDS, WE MAY BE UNABLE TO ATTRACT AND RETAIN CLIENTS.

    We have entered into service agreements with some of our clients that require certain minimum performance standards. If we fail to meet these standards, our clients could terminate their relationships with us and we could be subject to contractual monetary penalties. Any unplanned interruption of services may adversely affect our ability to attract and retain clients and could damage our reputation.

IF WE DO NOT SUCCESSFULLY RELOCATE OUR DATA CENTER TO A FACILITY WITH APPROPRIATE BACK-UP POWER AND COOLING CAPABILITIES, WE MAY EXPERIENCE AN OUTAGE AND OUR CURRENT SYSTEMS MAY TEMPORARILY CEASE OPERATING.

    Due to insufficient access to back-up power and cooling capabilities in our current data center, we may experience a system interruption. We are currently in the process of relocating our offices and data center to a facility with more extensive back-up power and cooling capabilities. This relocation is expected to be complete in April 2000. Any failure of our systems would materially harm our business. Moreover, our relocation to a new site requires that we rebuild and enhance our system. Although we plan to continue operating in our current site until our new site is fully operational, any defects or delays in building our system at the new site could harm our business.

SERVICE INTERRUPTIONS FROM OUR THIRD PARTY INTERNET AND TELECOMMUNICATIONS PROVIDERS COULD HARM OUR BUSINESS.

    We depend heavily on our third party providers of Internet and related telecommunications services. Any interruption by our Internet and telecommunications providers would likely disrupt the operation of our messaging platform, causing a loss of revenue and a potential loss of clients. In the past, we have experienced disruptions and delays in our email service due to service disruption from those providers. These companies may be unable to provide services to us without disruptions, at the current cost or at all. The costs associated with a transition to a new service provider would be substantial. We would have to reroute our computer systems and telecommunications infrastructure to accommodate a new service provider. This process would be both expensive and time consuming.

UNKNOWN SOFTWARE DEFECTS COULD DISRUPT OUR SERVICES, WHICH COULD HARM OUR BUSINESS AND REPUTATION.

    Our service offerings depend on complex software, both internally developed and licensed from third parties. Complex software often contains defects, particularly when first introduced or when new versions are released. These defects could cause service interruptions, which could damage our reputation, increase our service costs, cause us to lose revenue, delay market acceptance and divert our development resources. Although we test our software, we may not discover software defects that affect current or planned services or enhancements until after they are deployed.

IF OUR SECURITY SYSTEM IS BREACHED, OUR BUSINESS AND REPUTATION COULD SUFFER.

    We must securely receive and transmit confidential information over public networks and maintain that information on internal systems. Our failure to prevent security breaches could damage our reputation, expose us to risk of loss or liability, result in a loss of our clients and adversely affect our ability to obtain new clients. Although we have implemented network security measures, our servers are vulnerable to computer viruses, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to license encryption technology and additional technologies to protect against security breaches or to alleviate problems caused by any breach.

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY MAY ADVERSELY AFFECT OUR COMPETITIVE POSITION.

    The unauthorized misappropriation of our proprietary rights could harm our competitive position and adversely affect our profitability. If we resort to legal proceedings to enforce our proprietary rights, the proceedings could be burdensome and expensive and the outcome could be uncertain.

    Trademarks, service marks, trade secrets, copyrights, patents and other proprietary rights are important to our success and competitive position. Our efforts to protect our proprietary rights may be inadequate and may not prevent others from claiming violations by us of their proprietary rights. Existing trade secret, copyright and trademark laws offer only limited protection. Further, effective trademark, copyright and trade secret protection may not be available in every country in which our services are made available and policing unauthorized use of our proprietary information is difficult.

    In addition, the status of United States patent protection in the software industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We have obtained two patents and we have two patents pending in the United States. We may seek additional patents in the future. We do not know if our pending patent applications or any future patent applications will be issued with the scope of the claims we seek, if at all, or whether the patents we own or any patents we receive will be challenged or invalidated. Furthermore, we may not be successful in obtaining registration of several pending trademark applications in the United States and in other countries.

WE MAY BE SUBJECT TO CLAIMS ALLEGING INTELLECTUAL PROPERTY INFRINGEMENT.

    We may be subject to claims alleging that we have infringed third party proprietary rights. If we were to discover that we have infringed third party rights, we may not be able to obtain permission to use those rights on commercially reasonable terms. If we resort to legal proceedings to enforce our proprietary rights or defend against alleged infringements, the proceedings could be burdensome and expensive and could involve a high degree of risk.

WE ARE DEPENDENT ON LICENSED THIRD PARTY TECHNOLOGIES AND WE MAY NEED TO LICENSE ADDITIONAL TECHNOLOGIES TO SUCCEED IN OUR BUSINESS.

    We intend to continue to license technology from third parties. We are highly dependent on the technology we license from SendMail, which enables us to send email through the Internet, and E.piphany, Inc., which will allow us to offer a variety of targeted marketing capabilities. The market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. Our inability to obtain any of these licenses could delay the development of our services until equivalent technology can be identified, licensed and integrated. Any delays could cause our operating results to suffer. In addition, we may not be able to integrate any licensed technology into our services. These third party licenses may expose us to increased risks, including risks related to the integration of new technology, the diversion of resources from the development of our own proprietary technology and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.

RISKS ASSOCIATED WITH THE INTERNET

OUR BUSINESS WILL SUFFER AND THE VALUE OF YOUR INVESTMENT WILL DECLINE IF THE INTERNET DOES NOT ACHIEVE CONTINUING, WIDESPREAD ACCEPTANCE AS A MARKETING AND COMMUNICATIONS MEDIUM.

    Our revenue and profitability will be adversely affected if the Internet does not achieve continuing, widespread acceptance as a marketing and communications medium. Our future success will depend substantially upon our assumption that the Internet will continue to evolve as an attractive platform for marketing and communications applications and the use of outsourcing to solve businesses' email marketing and communications needs. Most businesses and consumers have only limited experience with the Internet as a marketing and communications medium.

WE WILL NOT BE ABLE TO GROW OUR BUSINESS UNLESS CONSUMERS AND BUSINESSES INCREASE THEIR USE OF THE INTERNET AND THE INTERNET IS ABLE TO SUPPORT THE DEMANDS OF THIS GROWTH.

    Our success depends on increasing use of the Internet by consumers and businesses. If use of the Internet as a medium for consumer and business communications does not continue to increase, demand for our services will be limited. Consumers and businesses might not increase their use of the Internet for a number of reasons, such as:

     o    high Internet access costs;

     o    perceived security and privacy risks;

     o    legal and regulatory issues;

     o    inconsistent service quality; and

     o    unavailability of cost-effective, high-speed service.

    Even if consumers and businesses increase their use of the Internet, the Internet infrastructure may not be able to support demands of this growth. The Internet infrastructure must be continually improved and expanded in order to alleviate overloading and congestion. Failure to do so will degrade the Internet's performance and reliability. Internet users may experience service interruptions as a result of outages and other delays occurring throughout the Internet. Frequent outages or delays may cause consumers and businesses to slow or stop their use of the Internet as a communications medium.

WE MAY HAVE LIABILITY FOR INTERNET CONTENT AND WE MAY NOT HAVE ADEQUATE LIABILITY INSURANCE.

    As a provider of email services, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials transmitted via email. We do not and cannot screen all of the content generated by our users, and we could be exposed to liability with respect to this content. Furthermore, some foreign governments have enforced laws and regulations related to content distributed over the Internet that are stricter than those currently in place in the United States.

    Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could harm our reputation and our operating results or could result in the imposition of criminal penalties. Although we carry general liability and umbrella liability insurance, our insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. A single claim or multiple claims, if successfully asserted against us, could exceed the total of our coverage limits or may not qualify for coverage under our insurance policies as a result of coverage exclusions that are contained within these policies. In this case, we may need to use capital contributed by our stockholders to settle claims.

WE MAY LOSE CLIENTS AND OUR REPUTATION MAY SUFFER BECAUSE OF SPAM.

    If we fail in our attempts to prevent the distribution of unsolicited bulk email, or spam, our business and reputation may be harmed. Spam-blocking efforts by others may also result in the blocking of our clients' legitimate messages. Additionally, spam may contain false email addresses or be generated by the use of false email addresses. Our reputation may be harmed if email addresses with our domain names are used in this manner. Any of these events may cause clients to become dissatisfied with our service and terminate their use of our services.

INCREASED GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES MAY IMPAIR THE GROWTH OF THE INTERNET AND DECREASE DEMAND FOR OUR SERVICES OR INCREASE OUR COST OF DOING BUSINESS.

    Although there are currently few laws and regulations directly applicable to the Internet and commercial email services, the adoption of additional laws or regulations may impair the growth of our business and the Internet which could decrease the demand for our services and increase our cost of doing business. A number of laws have been proposed involving the Internet, including laws addressing:

     o    user privacy;

     o    pricing;

     o    content;

     o    copyrights;

     o    characteristics and quality of services; and

     o    consumer protection.

    In particular, a number of states have already passed statutes prohibiting unsolicited commercial email. A number of statutes have been introduced in Congress and state legislatures to impose penalties for sending unsolicited emails which, if passed, could impose additional restrictions on our business. In addition, a California court recently held that unsolicited email distribution is actionable as an illegal trespass for which the sender could be subject for monetary damages.

    Further, the growth and development of the market for online email may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online, including us. If we were alleged to have violated federal, state or foreign, civil or criminal law, even if we could successfully defend these claims, it could harm our business and reputation.

CHANGES IN TELECOMMUNICATIONS REGULATIONS COULD CAUSE REDUCED DEMAND FOR OUR SERVICES.

    Several telecommunications carriers are advocating that the Federal Communications Commission regulate the Internet in the same manner as other telecommunications services by imposing access fees on Internet service providers. These regulations could substantially increase the costs of communicating on the Internet. This, in turn, could slow the growth in Internet use and thereby decrease the demand for our services.

RISKS ASSOCIATED WITH OUR CORPORATE STRUCTURE

BECAUSE CERTAIN EXISTING STOCKHOLDERS HOLD A MAJORITY OF OUR COMMON STOCK, YOUR ABILITY TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER MATTERS REQUIRING STOCKHOLDER APPROVAL MAY BE LIMITED.

    Our executive officers, directors and our stockholders who own over five percent of our common stock, in the aggregate, beneficially own approximately 63.4% of our outstanding common stock. These stockholders, if they vote together, are able to significantly influence matters that we require our stockholders to approve, including electing directors and approving significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us, which could result in a lower stock price.

CERTAIN PROVISIONS IN OUR CORPORATE DOCUMENTS MAY DISCOURAGE OUR ACQUISITION BY OTHERS AND THUS DEPRESS OUR STOCK PRICE.

    Our corporate documents and Delaware law could make it more difficult for a third party to acquire us, even if a change in control would be beneficial to our stockholders. These and other provisions might discourage, delay or prevent a change in control of us or a change in our management. These provisions could also limit the price that investors might be willing to pay in the future for shares of common stock.

SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD CAUSE OUR STOCK PRICE TO FALL AND DECREASE THE VALUE OF YOUR INVESTMENT.

    The market price of our common stock could fall if our stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market. These sales might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. Additionally, Thomas Weisel Partners LLC may, in its sole discretion, release all or some portion of the securities subject to lock-up agreements. Some stock and warrant holders are entitled to certain registration rights. The exercise of these rights could adversely affect the market price of our common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At December 31, 1999, we had debt in the aggregate amount of $655,000 and we may incur additional debt in the future. A change in interest rates would not affect our obligations related to debt existing as of December 31, 1999, as the interest payments related to that debt are fixed over the term of the debt. Increases in interest rates could, however, increase the interest expense associated with future borrowings.

    We have invested a portion of our cash and cash equivalents in short-term, investment-grade, interest-bearing securities. The value of these investments may decline as the result of changes in equity markets and interest rates.

ITEM 8.  FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Exactis.com, Inc.:

We have audited the accompanying balance sheets of Exactis.com, Inc. as of December 31, 1998 and 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exactis.com, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                    KPMG LLP


Denver, Colorado
January 31, 2000, except as to
    note 9, which is as of
    February 29, 2000

                                EXACTIS.COM, INC.

                                 Balance Sheets

                           December 31, 1998 and 1999


                      ASSETS                                   1998           1999
                                                           ------------    -----------

Current assets:
    Cash and cash equivalents                              $  6,383,255     52,349,712
    Restricted cash                                                  --      1,200,000
    Accounts receivable, net of allowance of $75,000 and
       $100,000, respectively                                   727,295      3,070,685
    Receivable from sale of online publishing business        1,500,000             --
    Prepaid expenses and other                                   96,961      1,353,712
                                                           ------------    -----------

               Total current assets                           8,707,511     57,974,109
                                                           ------------    -----------

Property and equipment, at cost:
    Computers and equipment - production                      2,304,982      5,713,751
    Computers and equipment - administrative                    465,920        860,833
    Furniture and fixtures                                      438,630        794,825
    Purchased computer software                                 322,973      1,566,333
    Leasehold improvements                                      314,879      1,411,711
                                                           ------------    -----------

                                                              3,847,384     10,347,453
    Less accumulated depreciation and amortization           (2,010,118)    (3,736,961)
                                                           ------------    -----------

                                                              1,837,266      6,610,492
Other assets                                                    261,494        257,903
                                                           ------------    -----------

               Total assets                                $ 10,806,271     64,842,504
                                                           ============    ===========

                               EXACTIS.COM, INC.

                           December 31, 1998 and 1999


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                1998           1999
                                                                          ------------    -----------

Current liabilities:
    Accounts payable                                                      $    194,540      1,290,851
    Accrued liabilities                                                        517,019      2,119,952
    Accrued payroll and benefits                                               181,995        640,555
    Deferred revenue                                                         3,644,452      3,860,444
    Current portion of notes payable                                           677,777        527,351
    Obligations under capital leases                                             8,056             --
                                                                          ------------    -----------

           Total current liabilities                                         5,223,839      8,439,153

Deferred revenue, net of current portion                                     4,300,000      3,200,000
Notes payable, less current portion                                            609,700        127,831
                                                                          ------------    -----------

           Total liabilities                                                10,133,539     11,766,984
                                                                          ------------    -----------

Mandatorily redeemable preferred stock, converted to common
    stock during 1999; none authorized issued or outstanding at
    December 31, 1999:
      Series B, par value $.01, authorized 2,570,000 shares; issued and outstanding 2,523,333 shares (aggregate
         liquidation preference of $7,569,999)                               7,553,489             --
      Series C, par value $.01, authorized 3,550,000 shares;
         issued and outstanding 1,911,533 shares (aggregate
         liquidation preference of $7,646,132)                               7,318,061             --
      Series D, par value $.01, authorized 1,300,000 shares;
         issued and outstanding 625,001 shares in 1998
         (aggregate liquidation preference of $3,175,005)                    3,153,037             --
      Warrants for the purchase of mandatorily redeemable
         preferred stock                                                       647,936             --
                                                                          ------------    -----------

                                                                            18,672,523             --
                                                                          ------------    -----------

Stockholders' equity (deficit):
    Undesignated preferred stock, 3,500,000 shares authorized
      in 1999, none issued or outstanding                                           --             --
    Series A preferred stock, par value $.01, authorized, issued and outstanding 880,000 shares (aggregate liquidation
      preference of $1,100,000) in 1998, converted to common
      stock in 1999                                                          1,094,413             --
    Common stock, par value $.01.  Authorized 35,000,000
      shares; issued and outstanding 1,009,053 and 12,688,872
      shares, respectively                                                      10,091        126,689
    Additional paid-in capital                                                  43,138     89,508,055
    Unearned stock option compensation                                              --     (2,623,764)
    Accumulated deficit                                                    (19,147,433)   (33,935,460)
                                                                          ------------    -----------

           Total stockholders' equity (deficit)                            (17,999,791)    53,075,520

Commitments and contingencies
                                                                          ------------    -----------

           Total liabilities and stockholders' equity (deficit)           $ 10,806,271     64,842,504
                                                                          ============    ===========



See accompanying notes to financial statements.

                                EXACTIS.COM, INC.

                            Statements of Operations

                  Years ended December 31, 1997, 1998 and 1999


                                                           1997           1998          1999
                                                        -----------    ----------    -----------

Revenue:
    Email and other services                            $   358,801       821,410     10,087,611
    Online publishing                                       496,099     1,957,700        898,773
                                                        -----------    ----------    -----------
         Total revenue                                      854,900     2,779,110     10,986,384
                                                        -----------    ----------    -----------
Cost of revenue:
    Email and other services                                132,000       255,859        920,115
    Online publishing                                     1,906,768     2,524,175        862,133
                                                        -----------    ----------    -----------
         Total cost of revenue                            2,038,768     2,780,034      1,782,248
                                                        -----------    ----------    -----------
         Gross profit (loss)                             (1,183,868)         (924)     9,204,136
Operating expenses:
    Marketing and sales                                   1,457,898     1,809,645      8,071,090
    Research, development and engineering                 2,200,920     2,914,771     10,259,019
    General and administrative                            1,977,760     2,039,367      4,002,549
    Depreciation and amortization                           805,520     1,031,607      1,739,960
                                                        -----------    ----------    -----------
         Total operating expenses                         6,442,098     7,795,390     24,072,618
                                                        -----------    ----------    -----------
         Loss from operations                            (7,625,966)   (7,796,314)   (14,868,482)
Interest income (expense), net                              (72,947)     (100,907)       224,856
                                                        -----------    ----------    -----------
         Net loss                                        (7,698,913)   (7,897,221)   (14,643,626)
Accretion of preferred stock to liquidation value           (53,473)     (102,782)      (144,401)
                                                        -----------    ----------    -----------
         Net loss attributable to common stockholders   $(7,752,386)   (8,000,003)   (14,788,027)
                                                        ===========    ==========    ===========
Net loss per share - basic and diluted                  $     (7.75)        (7.96)         (6.26)
                                                        ===========    ==========    ===========
Weighted average number of common shares
    outstanding - basic and diluted                       1,000,255     1,004,461      2,360,958
                                                        ===========    ==========    ===========



See accompanying notes to financial statements.

                                EXACTIS.COM, INC.

                  Statements of Stockholders' Equity (Deficit)

                  Years ended December 31, 1997, 1998 and 1999


                                               SERIES A
                                             PREFERRED STOCK                 COMMON STOCK          ADDITIONAL
                                      ----------------------------    --------------------------    PAID-IN
                                       SHARES            AMOUNT          SHARES          AMOUNT     CAPITAL
                                      --------         -----------    ----------        --------   -----------

Balances at January 1, 1997            880,000         $ 1,094,413     1,000,000        $ 10,000         2,282

Exercise of common stock options            --                  --         1,000              10         1,241
Accretion of redeemable preferred
    stock to liquidation value              --                  --            --              --            --
Net loss                                    --                  --            --              --            --
                                      --------         -----------    ----------        --------   -----------

Balances at December 31, 1997          880,000           1,094,413     1,001,000          10,010         3,523

Exercise of common stock options            --                  --         8,053              81         9,911
Issuance of common stock options
    for services                            --                  --            --              --        29,704
Accretion of redeemable preferred
    stock to liquidation value              --                  --            --              --            --
Net loss                                    --                  --            --              --            --
                                      --------         -----------    ----------        --------   -----------

Balances at December 31, 1998          880,000           1,094,413     1,009,053          10,091        43,138

Exercise of common stock options            --                  --       256,657           2,567       490,549
Exercise of common stock warrants           --                  --        81,105             811       623,609
Issuance of common stock in public
    offering, net of issuance costs         --                  --     4,020,000          40,200    51,232,265
Issuance of common stock options
    at less than fair value                 --                  --            --              --     3,711,835
Amortization of unearned
    compensation                            --                  --            --              --            --
Accretion of redeemable preferred
    stock to liquidation value              --                  --            --              --            --
Conversion of preferred stock to
    common stock                      (880,000)         (1,094,413)    7,322,057          73,020    33,406,659
Net loss                                    --                  --            --              --            --
                                      --------         -----------    ----------        --------   -----------

Balances at December 31, 1999               --         $        --    12,688,872        $126,689    89,508,055
                                      ========         ===========    ==========        ========   ===========


                                            UNEARNED
                                          STOCK OPTION   ACCUMULATED
                                          COMPENSATION     DEFICIT        TOTAL
                                          ------------   -----------    -----------

Balances at January 1, 1997                       --     (3,395,044)    (2,288,349)

Exercise of common stock options                  --             --          1,251
Accretion of redeemable preferred
    stock to liquidation value                    --        (53,473)       (53,473)
Net loss                                          --     (7,698,913)    (7,698,913)
                                          ----------    -----------    -----------

Balances at December 31, 1997                     --    (11,147,430)   (10,039,484)

Exercise of common stock options                  --             --          9,992
Issuance of common stock options
    for services                                  --             --         29,704
Accretion of redeemable preferred
    stock to liquidation value                    --       (102,782)      (102,782)
Net loss                                          --     (7,897,221)    (7,897,221)
                                          ----------    -----------    -----------

Balances at December 31, 1998                     --    (19,147,433)   (17,999,791)

Exercise of common stock options                  --             --        493,116
Exercise of common stock warrants                 --             --        624,420
Issuance of common stock in public
    offering, net of issuance costs               --             --     51,272,465
Issuance of common stock options
    at less than fair value               (3,711,835)            --             --
Amortization of unearned
    compensation                           1,088,071             --      1,088,071
Accretion of redeemable preferred
    stock to liquidation value                    --       (144,401)      (144,401)
Conversion of preferred stock to
    common stock                                  --             --     32,385,266
Net loss                                          --    (14,643,626)   (14,643,626)
                                          ----------    -----------    -----------

Balances at December 31, 1999             (2,623,764)   (33,935,460)    53,075,520
                                          ==========    ===========    ===========


See accompanying notes to financial statements.

                                EXACTIS.COM, INC.

                            Statements of Cash Flows

                  Years ended December 31, 1997, 1998 and 1999


                                                                 1997           1998          1999
                                                              -----------    ----------    -----------

Cash flows from operating activities:
    Net loss                                                  $(7,698,913)   (7,897,221)   (14,643,626)
    Adjustments to reconcile net loss to net cash used by
      operating activities:
         Depreciation and amortization                            805,520     1,031,607      1,739,960
         Amortization of deferred marketing and
           financing costs                                         77,606       162,237        130,554
         Preferred stock and preferred stock warrants
           issued for debt financing costs, marketing costs
           and interest expense                                   113,197            --      4,666,000
         Common stock options issued for services and
           compensation                                                --        29,704      1,088,071
         Accretion of premium on notes payable                     29,748        53,286         45,482
    Changes in operating assets and liabilities:
      Receivables                                                (193,687)   (2,033,608)      (843,390)
      Prepaid expenses and other                                   26,601         7,246     (1,256,751)
      Other assets                                                (12,692)      (66,693)       (30,275)
      Accounts payable and accrued liabilities                    (75,170)      479,494      3,157,804
      Deferred revenue                                             12,591     7,931,861       (884,008)
                                                              -----------    ----------    -----------

             Net cash used by operating activities             (6,915,199)     (302,087)    (6,830,179)
                                                              -----------    ----------    -----------

Cash flows from investing activities:
    Purchase of property and equipment                         (1,056,942)     (894,493)    (6,513,651)
    Proceeds from sale of equipment                                 7,358         9,275            466
                                                              -----------    ----------    -----------

             Net cash used by investing activities             (1,049,584)     (885,218)    (6,513,185)
                                                              -----------    ----------    -----------

Cash flows from financing activities:
    Proceeds from issuance of common and preferred stock        5,414,330     3,160,588     61,195,654
    Principal payments on capital lease obligations               (19,768)      (22,307)        (8,056)
    Proceeds from notes payable                                 3,522,658       477,343             --
    Payments on notes payable                                    (253,471)     (542,087)      (677,777)
    Change in restricted cash                                    (750,320)      750,320     (1,200,000)
                                                              -----------    ----------    -----------

             Net cash provided by financing activities          7,913,429     3,823,857     59,309,821
                                                              -----------    ----------    -----------

             Net increase (decrease) in cash and cash
               equivalents                                        (51,354)    2,636,552     45,966,457

Cash and cash equivalents at beginning of year                  3,798,057     3,746,703      6,383,255
                                                              -----------    ----------    -----------

Cash and cash equivalents at end of year                      $ 3,746,703     6,383,255     52,349,712
                                                              ===========    ==========    ===========

Supplemental cash flow information -
    cash paid for interest                                    $    86,865       107,558         76,841
                                                              ===========    ==========    ===========

Supplemental noncash investing and financing activities:
    Redeemable preferred stock warrants issued for
      financing and marketing costs                           $   320,394        70,223      4,762,688
                                                              ===========    ==========    ===========
    Notes payable and accrued interest payable converted
      to preferred stock                                      $ 2,021,697            --             --
                                                              ===========    ==========    ===========



See accompanying notes to financial statements.

                                EXACTIS.COM, INC.

                         Notes to Financial Statements

                           December 31, 1998 and 1999


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a) BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

           Exactis.com, Inc. (formerly InfoBeat Inc.) (the Company), a Delaware corporation, was formed on January 30, 1996. In January 1999, the Company changed its name from InfoBeat Inc. to Exactis.com, Inc. The Company provides permission-based outsourced email marketing and communications services. Through December 1998, the Company also operated an online publishing business, which consisted of the publication of advertising supported newsletters delivered daily to subscribers via email (see note 2).

           The Company completed an initial public offering of shares of its common stock in November 1999.

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

       (b) CASH EQUIVALENTS AND RESTRICTED CASH

           The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents at December 31, 1999 consists primarily of money market funds.

           Restricted cash at December 31, 1999 consists of a certificate of deposit securing a line of credit from a financial institution. The line of credit was required by the lessor under a lease agreement which commences in January 2000.

       (c) PROPERTY AND EQUIPMENT

           Property and equipment are recorded at cost. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated lives, which range from 3 to 10 years.

       (d) INCOME TAXES

           The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and

                                EXACTIS.COM, INC.

                           December 31, 1998 and 1999

           liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable.

       (e) FAIR VALUE OF FINANCIAL INSTRUMENTS

           The carrying amount of certain of the Company's financial instruments, including accounts receivable and accrued liabilities, approximate fair value because of their short maturities. Because the interest rates on the Company's certificates of deposit and notes payable reflect market rates and terms, the fair values of these instruments approximate carrying amounts.

       (f) REVENUE RECOGNITION

           Email and other services revenue generally is derived from the delivery of email messages for clients on a pre-determined price per message basis and is recognized upon delivery. The Company records deferred revenue for payments received and receivables contractually due in advance of services performed. See note 2 for revenue recognition related to the email and other services provided to Sony Music.

           Online publishing revenue consisted principally of short-term advertising contracts whereby the Company guaranteed a minimum number of impressions (a view of an advertisement by a consumer) for a fixed fee. The Company recorded deferred revenue for payments received in advance of delivered impressions.

       (g) IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS TO BE DISPOSED OF

           In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is generally measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is equal to the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

       (h) STOCK-BASED COMPENSATION

           The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price of the option. Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income or loss disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

                                EXACTIS.COM, INC.

                           December 31, 1998 and 1999


       (i) CONTINGENT STOCK PURCHASE WARRANTS

           The Company recorded contingent stock purchase warrants issued prior to November 21, 1997 in accordance with Emerging Issues Task Force Bulletin 96-3: Accounting for Equity Instruments That Are Issued for Consideration Other Than Employee Services under FASB Statement No.
           123. Under EITF 96-3, the number of warrants estimated to eventually be issued are recorded at fair value at the grant date. The Company expenses subsequent revisions to the estimated number of warrants to be issued based on the fair value of the warrants, as determined at the grant date.

           The Company has recorded contingent stock purchase warrants issued subsequent to November 20, 1997 in accordance with Emerging Issues Task Force Bulletin 96-18: Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. At the grant date, the minimum number of warrants which may eventually be issued are recorded at their fair value, which is adjusted in subsequent periods for revisions of the minimum number of warrants to be issued and the then current fair value of the warrants.

       (j) RESEARCH AND DEVELOPMENT

           Research and development costs are expensed as incurred. Research and development costs totaled approximately $265,000, $546,000 and $3,500,000 in 1997, 1998 and 1999, respectively.

       (k) LOSS PER SHARE

           Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). Under SFAS No. 128, basic earnings (loss) per share (EPS) excludes dilution for potential common stock and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS are the same in 1997, 1998 and 1999, as all potential common stock instruments are antidilutive.

           The weighted average number of common shares outstanding for 1997, 1998 and 1999 were computed as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                              1997             1998            1999
                                                          -------------    -------------    -----------
             Common shares outstanding at
                 beginning of year                            1,000,000        1,001,000      1,009,053
             Effect of shares issued during
                 the year                                           255            3,461      1,351,905
                                                          -------------    -------------    -----------
             Basic and diluted weighted average
                 common shares                                1,000,255        1,004,461      2,360,958
                                                          =============    =============    ===========

                                EXACTIS.COM, INC.

                           December 31, 1998 and 1999


(2)    SALE OF ONLINE PUBLISHING BUSINESS

       Prior to December 1998, the Company operated in two lines of business. The Company's initial business, the online publishing business, was the publication of advertising supported newsletters delivered daily to subscribers via email. In early 1998, the Company launched its outsourced email marketing and communications services business (the email services business).

       In December 1998 the Company sold the online publishing business, including rights to the InfoBeat brand, the consumer newsletters and the subscriber lists to Sony Music, a Group of Sony Music Entertainment Inc. The Company also entered into a service agreement to manage the production and delivery of the InfoBeat newsletters for Sony Music through December 2001. At December 31, 1999, the Company had received $11.8 million under the sales agreement and related service agreement. The agreements also provide for additional minimum payments of $3.0 million over the term of the service agreement. In connection with the agreements, Sony Music was granted preferred stock purchase warrants with contingent vesting provisions based on future performance criteria. In November 1999, the warrants were replaced with 400,000 fully vested warrants (see note 3).

       The separate fair values of the sales and service agreements were not objectively determinable. Therefore, the proceeds of the sales and service agreements are being recognized as email services revenue over the term of the service agreement based on the monthly minimum number of email messages to be provided under the service agreement. At December 31, 1999 substantially all of the current and long-term deferred revenue is related to the Sony Music agreements.

       Beginning in January 1999, the Company agreed to provide Sony Music with editorial services related to the InfoBeat newsletters. Online publishing revenue in 1999 consists of cost reimbursements by Sony Music for employees providing these editorial services.

(3)    PREFERRED STOCK AND STOCKHOLDERS' EQUITY

       (a) PREFERRED STOCK

           In June 1998, the Company issued 625,001 shares of Series D preferred stock at $5.08 per share. In July and August 1999, the Company issued 1,357,284 shares of Series E preferred stock at $6.50 per share. Warrants were also issued in conjunction with the sale of the Series E preferred stock (see below). All preferred stock was converted into an equal number of shares of common stock in connection with the Company's November 1999 initial public offering of common stock.

       (b) WARRANTS

           In April 1997, the Company issued warrants to purchase 46,666 shares of Series B preferred stock at $3.00 per share in connection with the issuance of notes payable to a bank. The warrants expire in 2007 and at December 31, 1999, all of the warrants were exercisable. The fair value of the warrants at the date of issuance was recorded as deferred financing costs and is being amortized to interest expense over the term of the notes using the interest method.

                                EXACTIS.COM, INC.

                           December 31, 1998 and 1999

           In June 1997, the Company issued warrants to purchase 75,000 shares of Series C preferred stock at $4.00 per share in connection with a bridge financing. The warrants expire in 2001 and at December 31, 1999, 7,656 warrants had been exercised and 67,344 warrants were exercisable. The fair value of the warrants at the date of issuance was recognized as interest expense in 1997.

           In July 1997, the Company issued warrants to purchase 210,917 shares of Series C preferred stock at $4.00 per share in connection with the issuance of Series C preferred stock. The warrants expire in 2001 and at December 31, 1999, 3,355 warrants had been exercised and 207,562 warrants were exercisable. The fair value of the warrants at the date of issuance was separately recorded as warrants for the purchase of mandatorily redeemable preferred stock and as a reduction to the Series C preferred stock.

           In July 1997, the Company issued warrants to purchase 425,000 shares of Series C preferred stock at $6.00 per share in connection with a marketing agreement. Vesting of the warrants is contingent upon the recipient meeting certain performance requirements under the agreement. The warrants expire in 2000 and at December 31, 1999, 170,000 of the warrants were vested and exercisable. The fair value of the warrants is being recognized as marketing and sales expense over the term of the agreement, based on management's periodic estimate of the number of warrants which will ultimately vest under the agreement. Such estimate was adjusted in 1999 and the Company recorded an additional $96,688 of deferred marketing expense.

           In December 1998, the Company issued warrants to purchase 600,000 shares of Series D preferred stock in connection with the agreements described in note 2. In November 1999, the warrants were replaced with warrants to purchase 400,000 shares of Series D preferred stock at $6.00 per share. The fair value of the warrants was determined to be $4,666,000 and was recognized as marketing and sales expense in 1999.

           In July and August, 1999, the Company issued warrants to purchase a total of 203,586 shares of Series E preferred stock at $8.00 per share in connection with the issuance of Series E preferred stock. The warrants expire in 2004 and at December 31, 1999, 75,000 of the warrants had been exercised and 128,586 of the warrants were exercisable. The fair value of the warrants at the date of issuance was separately recorded as warrants for the purchase of mandatorily redeemable preferred stock and as a reduction to the Series E preferred stock.

           In November 1999, all warrants issued by the Company to purchase shares of Series B, C, D and E preferred stock were converted to warrants to purchase an equivalent number of shares of common stock in conjunction with the Company's initial public offering.

       (C) STOCK OPTIONS

           In 1996, 1997 and 1999 the Company adopted stock option plans (the 1996 Plan, the 1997 Plan and the 1999 Plan) pursuant to which the Company's Board of Directors may grant incentive stock options and non-qualified stock options to employees, directors and consultants. The 1996 Plan, the 1997 Plan and the 1999 Plan authorize grants of options to purchase up to an aggregate of 3,000,000 shares of authorized but unissued common stock. No further options will be granted under the 1996 and 1997 Plans. Options currently outstanding under the 1996

                                EXACTIS.COM, INC.

                           December 31, 1998 and 1999

           and 1997 Plans will continue to be outstanding under the terms of the 1996 and 1997 Plans until exercised or terminated. Options forfeited under the 1996 Plan are available for grant under the 1997 Plan and options forfeited under the 1997 Plan are available for grant under the 1999 Plan. Stock options are generally granted with an exercise price equal to the stock's fair market value at the date of grant. Incentive stock options have ten-year terms and generally vest 25% one year from the grant date with the remainder vesting on a pro-rata basis over 36 months. Non-qualified stock options have ten-year terms and generally vest over periods up to four years from the grant date, although 658,000 non-qualified stock options with three-year vesting were granted in May 1999.

           At December 31, 1999, 821,211 shares were available for grant under the 1999 Equity Incentive Plan. The per share weighted-average fair value of stock options granted with exercise prices equal to the stock's fair market value at the date of grant during 1997, 1998 and 1999 was $0.33, $0.41 and $2.57, respectively, on the date of grant. Prior to the Company's initial public offering in November 1999, the fair values of stock options granted were calculated using the Black Scholes option-pricing model with the following weighted-average assumptions: no volatility or dividends, risk-free interest rate of 6%, and an expected life of 2 years. Subsequent to the initial public offering, the same assumptions were used except volatility was assumed to be 100%.

           The Company utilizes APB Opinion No. 25 in accounting for its Plans and, accordingly, since the Company generally grants options at fair value, no compensation cost was recognized for stock options in the accompanying financial statements in 1997 and 1998. In 1999, a total of 1,117,000 stock options were granted with exercise prices less than fair value, resulting in total compensation expense to be recognized over the vesting period of $3,711,835, $1,088,071 of which was recognized during the year ended December 31, 1999. If the Company determined compensation cost based on the fair value of the options at the grant date under SFAS No. 123, the Company's net loss would have been approximately $7,714,000, $7,963,000 and $14,809,133 and the Company's net loss per share would have been $7.71, $7.93 and $6.27 in 1997, 1998 and 1999, respectively.

                                EXACTIS.COM, INC.

                           December 31, 1998 and 1999


The following table summarizes stock option activity for the three years ended December 31, 1999:

                                            WEIGHTED
                                            AVERAGE
                                NUMBER OF   EXERCISE
                                 OPTIONS     PRICE
                                ---------   --------

Balance at January 1, 1997        616,143    $ .93
    Exercised                      (1,000)    1.25
    Granted                       657,160     2.88
    Forfeited                    (378,667)    1.14
                                ---------

Balance at December 31, 1997      893,636     1.71
    Exercised                      (8,053)    1.25
    Granted                       513,065     3.74
    Forfeited                    (385,729)    2.04
                                ---------

Balance at December 31, 1998    1,012,919     3.05
    Exercised                    (256,657)    1.92
    Granted                     1,797,500     5.30
    Forfeited                    (640,683)    3.30
                                ---------

Balance at December 31, 1999    1,913,079     5.26
                                =========


At December 31, 1999, the weighted average remaining contractual life of outstanding options was 9.24 years. At December 31, 1999, 151,337 incentive options and 68,342 non-qualified options were exercisable.

The following table summarizes information about stock options outstanding at December 31, 1999:

                             OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
       ------------------------------------------------------------  --------------------------------
                                        WEIGHTED                        NUMBER
            RANGE                        AVERAGE       WEIGHTED       EXERCISABLE        WEIGHTED
              OF                        REMAINING       AVERAGE          AS OF            AVERAGE
           EXERCISE          NUMBER    CONTRACTUAL     EXERCISE      DECEMBER 31,        EXERCISE
            PRICES        OUTSTANDING     LIFE           PRICE           1999              PRICE
       -----------------  ----------- -------------  --------------  -------------     --------------

        $ 1.25                 74,694     6.88          $ 1.25              74,694         $1.25
          1.50                481,000     9.36            1.50                  --            --
          3.00 - 3.40         189,969     7.88            3.28              99,248          3.24
          4.32                474,916     9.27            4.32              45,737          4.32
          5.53                432,500     9.65            5.53                  --           --
         12.00                185,500     9.88           12.00                  --           --
         25.38 - 27.00         74,500     9.98           26.34                  --           --
                          -----------                                -------------

                            1,913,079     9.24            5.26             219,679          2.79
                          ===========                                =============

                                EXACTIS.COM, INC.

                           December 31, 1998 and 1999


(4)    INCOME TAXES

       Income tax benefit relating to losses for the years ended December 31 differs from the amounts that would result from applying the federal statutory rate of 34% in 1997 and 1998 and 35% in 1999 as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                           1997            1998          1999
                                                       ------------     -----------   ----------

      Expected tax benefit                             $(2,617,630)     (2,685,055)   (4,978,833)
      State income taxes, net of federal benefit          (152,438)       (156,364)     (289,942)
      Change in valuation allowance for   deferred
      tax assets                                         2,841,912       2,869,286     5,315,497
      Other, net                                           (71,844)        (27,867)      (46,722)
                                                       -----------      ----------    ----------

             Actual income tax benefit                 $        --              --            --
                                                       ===========      ==========    ==========


       No tax benefit has been recorded by the Company due to net operating losses and an increase in the valuation allowance for deferred tax assets.

                                EXACTIS.COM, INC.

                           December 31, 1998 and 1999


       Temporary differences that give rise to significant components of deferred tax assets as of December 31 are as follows:

                                                        1998           1999
                                                     -----------    -----------

Net operating loss carryforwards                     $ 4,372,641      8,301,912
Receivables due to allowance for doubtful accounts
 for tax purposes only                                    27,771         37,021
Deferred revenue                                       2,362,453      1,961,002
Equipment and leasehold improvements due to
 differences in depreciation and amortization             71,082        110,359
Accrued expenses                                          78,692         78,692
Stock warrants                                                --      1,726,420
Other, net                                                49,827         62,557
                                                     -----------    -----------
        Gross deferred tax asset                       6,962,466     12,277,963
Valuation allowance                                   (6,962,466)   (12,277,963)
                                                     -----------    -----------
        Net deferred tax asset                       $        --             --
                                                     ===========    ===========


       At December 31, 1999, the Company had a net operating loss carryforward for federal income tax purposes of approximately $22 million, which is available to offset future federal taxable income, if any, through 2019. Management believes the utilization of carryforwards will be limited by Internal Revenue Code Section 382 relating to changes in ownership, as defined.

       Due to the uncertainty regarding the realization of the deferred tax assets relating to the net operating loss carryforwards and other temporary differences, a valuation allowance has been recorded for the Company's net deferred tax asset at December 31, 1997, 1998 and 1999.

(5)    NOTES PAYABLE

       Notes payable consists of the following:

                                                                                        DECEMBER 31,
                                                                                  -----------------------
                                                                                   1998             1999
                                                                                  --------        -------

      14.0% note, payable in monthly installments of $31,669,
        including interest, with final payment of $75,000 due
        March 1, 2000; secured by computer equipment                              $502,994        167,034
      12.5% note, payable in monthly installments of $12,815,
        including interest, with final payment of $30,622 due
        October 1, 2000; secured by computer equipment and
        furniture                                                                  276,148        149,368
      12.5% note, payable in monthly installments of $3,585,
        including interest, with final payment of $8,577 due
        December 1, 2000; secured by computer equipment                             82,830         48,044

                                EXACTIS.COM, INC.

                           December 31, 1998 and 1999


                                                                DECEMBER 31,
                                                          -----------------------
                                                              1998         1999
                                                          -----------    --------

12.3% note, payable in monthly installments of $3,487,
  including interest with final payment of $8,359 due
  May 1, 2001, secured by computer equipment                   93,631      61,409
12.3% note, payable in monthly installments of $11,454,
  including interest, with final payment of $27,442 due
  August 1, 2001, secured by computer equipment               331,874     229,327
                                                          -----------    --------

                                                            1,287,477     655,182
       Less current portion                                  (677,777)   (527,351)
                                                          -----------    --------

Notes payable, net of current portion                     $   609,700     127,831
                                                          ===========    ========


       The above notes payable are included in a bank financing agreement. The aggregate maturities for long-term debt for each of the years subsequent to December 31, 1999 are as follows: 2000 -$527,351 and 2001 - $127,831.

(6)    COMMITMENTS AND CONTINGENCIES

       (a)    LEASES

              The Company leases office facilities under operating lease agreements which expire in 2001 and 2010. Future minimum lease payments as of December 31, 1999, are as follows:

                                                          OPERATING
                                                            LEASES
                                                         ------------

                     2000                                $    949,846
                     2001                                   1,143,255
                     2002                                     974,778
                     2003                                   1,052,141
                     2004                                   1,144,977
                     Thereafter                             6,459,839
                                                         ------------

                     Total future minimum lease
                       payments                          $ 11,724,836
                                                         ============


              Rent expense for the years ended December 31, 1997, 1998 and 1999 was $152,461, $167,862 and $245,285, respectively.

                                EXACTIS.COM, INC.

                           December 31, 1998 and 1999


       (b)    EMPLOYEE BENEFIT PLAN

              The Company has a 401(k) plan that allows eligible employees to contribute up to 15% of their compensation up to a maximum amount provided by the Internal Revenue Code. The Company may make discretionary contributions to the 401(k) plan. The Company has made no contributions to the Plan since inception.

       (c)    LITIGATION

              The Company is subject to litigation and claims incidental to its business. While it is not feasible to predict or determine the financial outcome of these matters, management does not believe that the ultimate resolution of these matters will result in a significant adverse effect on the Company's financial position, results of operations or liquidity.

(7)    SIGNIFICANT CUSTOMERS

       Revenue attributable to significant customers (as a percentage of total revenue) in 1997, 1998 and 1999 was as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                                       ------------------------
                                                                       1997      1998     1999
                                                                       -----     ----     -----

      Customer A - online publishing and email and other services       --       --        65%
      Customer B - email and other services                             42%       2%       --
      Customer C - online publishing and email and other services       13%       6%       --

       Receivables from Customer A represented 52% of total accounts receivable at December 31, 1999. Receivables from Customer B represented 11% of total accounts receivable at December 31, 1998.

(8)    BUSINESS SEGMENTS

       The Company had two reportable business segments, email and other services and online publishing. The online publishing business was sold to Sony Music in December 1998 (see note 2). The following sets forth selected segment data for the years ended December 31, 1997 and 1998. Online publishing revenue for 1999 consists of cost reimbursements by Sony Music for employees providing editorial services related to the InfoBeat newsletters. The Company operates in a single segment in 1999 as it does not prepare segment financial information related to the editorial services provided to Sony Music. The Company primarily evaluates segment performance based on net income or loss. General and administrative costs, depreciation and amortization and interest were allocated between the two segments based upon revenue. The tangible assets used by the two segments were not separately identifiable.

                                EXACTIS.COM, INC.

                           December 31, 1998 and 1999

                                             YEAR ENDED DECEMBER 31, 1997
                                            -------------------------------
                                              EMAIL
                                            AND OTHER   ONLINE
                                            SERVICES   PUBLISHING    TOTAL
                                            ---------  ----------    ------
                                                   (in thousands)

Revenue                                     $   359         496         855
Cost of revenue                                 132       1,907       2,039
                                            -------      ------      ------

        Gross profit (loss)                     227      (1,411)     (1,184)
                                            -------      ------      ------

Operating expenses:
    Marketing and sales                       1,033         425       1,458
    Research, development and engineering       701       1,500       2,201
    General and administrative                  831       1,147       1,978
    Depreciation and amortization               338         467         805
                                            -------      ------      ------

        Total operating expenses              2,903       3,539       6,442
                                            -------      ------      ------

        Loss from operations                 (2,676)     (4,950)     (7,626)

Interest expense                               (104)       (148)       (252)
Interest income                                  74         105         179
                                            -------      ------      ------

        Net loss                            $(2,706)     (4,993)     (7,699)
                                            =======      ======      ======



                                             YEAR ENDED DECEMBER 31, 1998
                                            -------------------------------
                                              EMAIL
                                            AND OTHER   ONLINE
                                            SERVICES   PUBLISHING    TOTAL
                                            ---------  ----------    ------
                                                   (in thousands)

Revenue                                     $   821       1,958       2,779
Cost of revenue                                 256       2,524       2,780
                                            -------      ------      ------

        Gross profit (loss)                     565        (566)         (1)
                                            -------      ------      ------

Operating expenses:
    Marketing and sales                       1,621         189       1,810
    Research, development and engineering     1,807       1,108       2,915
    General and administrative                  602       1,437       2,039
    Depreciation and amortization               305         726       1,031
                                            -------      ------      ------

        Total operating expenses              4,335       3,460       7,795
                                            -------      ------      ------

        Loss from operations                 (3,770)     (4,026)     (7,796)

Interest expense                                (64)       (157)       (221)
Interest income                                  35          85         120
                                            -------      ------      ------

        Net loss                            $(3,799)     (4,098)     (7,897)
                                            =======      ======      ======

                                EXACTIS.COM, INC.

                           December 31, 1998 and 1999



(9)    SUBSEQUENT EVENT

       On February 29, 2000, the Company agreed to be acquired by 24/7 Media, Inc. Under the terms of the proposed transaction, each outstanding share of the Company's common stock is to be exchanged for 0.60 shares of common stock of 24/7 Media, Inc. Completion of the transaction is subject to regulatory and stockholder approval.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were filed.

    Our executive officers and directors are as follows:

              NAME                    AGE              POSITION WITH US
    -----------------------------     ---    -----------------------------------------------------
    E. Thomas Detmer, Jr.........     46     Chief Executive Officer, President and Director
    Kenneth W. Edwards, Jr.......     39     Chief Financial Officer, Secretary and Treasurer
    Cynthia L. Brown.............     41     Vice President of Engineering
    Michael J. Rosol.............     39     Vice President of Sales
    Gregory B. Schneider.........     39     Vice President of Marketing and Business Development
    Adam Goldman (1).............     39     Chairman of the Board of Directors
    Pierric D. Beckert (2).......     33     Director
    Linda Fayne Levinson (1).....     57     Director
    David D. Williams (2)........     52     Director

----------
(1)  Member of the Audit Committee

(2)  Member of the Compensation Committee

    E. Thomas Detmer, Jr. has served as our president and chief executive officer since January 1999 and as a director since July 1996. From March 1998 to January 1999, Mr. Detmer served as the president of BehaviorBank/Atlantes, a division of Experian, Inc., a provider of consumer information solutions to businesses. In September 1991, Mr. Detmer founded Atlantes Corporation, a consumer database marketing company, which was acquired by Metromail Company in July 1997. Metromail was acquired by Experian in March 1998. Prior to Atlantes, Mr. Detmer founded and served as president of the publishing division of Telelink Systems, Inc., a telemarketing company. Additionally, Mr. Detmer spent ten years with National Demographics and Lifestyles, a consumer information management and resale company. He holds a B.A. from Williams College and an M.B.A. from the University of Denver.

    Kenneth W. Edwards, Jr. has served as our chief financial officer, secretary and treasurer since March 1999. From March 1998 to March 1999, Mr. Edwards served as corporate controller and director of business operations for Atlantes, a division of Experian, a provider of consumer information solutions to businesses. In January 1994, Mr. Edwards joined Atlantes Corporation, a consumer database marketing company, as corporate controller. Atlantes was acquired by Metromail Company in July 1997, which was acquired by Experian in 1998. From March 1988 to September 1993, Mr. Edwards served as controller for CT Publications Corp., a privately-held magazine publishing company. He also co-founded and served as a partner with Cordovano and Company, Certified Public Accountants. Mr. Edwards holds a B.S. from Metropolitan State College of Denver.

    Cynthia L. Brown has served as our vice president of engineering since June 1999. From September 1997 to May

1999, Ms. Brown served as a founding partner of Anova Partners, a management consulting firm specializing in technology and Internet-based companies. From June 1993 to August 1997, Ms. Brown served as the president and chief operating officer of System One, a software vendor company, prior to its merger with MC Health Care Holdings. From June 1983 to May 1993, Ms. Brown held various senior technology positions with Tandem Telecommunications, a subsidiary of Tandem Computers Inc. and Applied Communications, Inc. From June 1981 to May 1983, Ms. Brown was employed by Data General Corporation, a computer company, as a systems engineer. Ms. Brown holds a B.A. from Park College in Kansas City, Missouri.

     Michael J. Rosol has served as our vice president of sales since May 1998. From August 1996 to May 1998, he served as senior account executive for SCC Communications Corp., a provider of 911 emergency services and telecommunications technology systems. From September 1995 to July 1996, Mr. Rosol served as the vice president of sales for Datasonix Corporation, a portable storage device company. From March 1991 to September 1995, he was the director of North American Sales for XVT Software Inc, a manufacturer of cross-platform development tools. Mr. Rosol holds a B.A. and an M.S. from the University of Colorado, Boulder.

     Gregory B. Schneider has served as our vice president of marketing and business development since February 1997. From August 1989 to February 1997, he held various marketing positions in product management, market development and business planning with Hewlett-Packard Company. Mr. Schneider holds a B.A. from Santa Clara University and an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University.

     Adam Goldman has served as a director since March 1996 and as chairman of the board since January 1999. Mr. Goldman is a general partner of Centennial Fund IV, LP and Centennial Fund V, LP, and is a managing principal of Centennial Fund VI, LLC. The Centennial Ventures manages over $750 million in private equity and specialize in communication, media and technology investments. Mr. Goldman also serves on the boards of VIA Net.Works, an Internet service provider. Mr. Goldman is a senior vice president of Centennial Holdings, Inc., a venture capital investment company, which he joined in 1992. Mr. Goldman received a B.A. from Northwestern University and an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University.

     Pierric D. Beckert has served as a director since August 1999. Since January 2000, Mr. Beckert has served as the senior vice president of Interactive Investments, a division of American Express Relationship Services and part of American Express Travel Related Services Company, Inc. From January 1998 to December 1999, Mr. Beckert served as vice president of Interactive Enterprise Development, within American Express Relationship Services where he was responsible for developing the global American Express Interactive strategy, as well as all strategic equity investments in interactive companies. From August 1996 to December 1998, Mr. Beckert served as the director of Interactive New Business Development within American Express Relationship Services. From 1994 to 1996, Mr. Beckert was a director of the Customer Information Management group within American Express Travel Related Services. Mr. Beckert is also a director of Paytrust, Inc. Mr. Beckert received an M.A. from the Ecole Nationale de la Statistique et de l'Administration Economique.

     Linda Fayne Levinson has served as a director since July 1998. Ms. Levinson is a partner of Global Retail Partners, L.P., a private equity investment fund, where she has been since April 1997. From 1994 to 1997, she served as the president of Fayne Levinson Associates, a senior management consulting firm. During 1993, Ms. Levinson served as an executive at Creative Arts Agency, Inc., a talent agency. Prior to that, Ms. Levinson was a partner at Alfred Checchi Associates, Inc., a merchant banking firm; a senior vice president of American Express Travel related Services Company, Inc.; and a partner at McKinsey & Co., a global consulting firm. She is a director of NCR Corporation, Administaff, Inc., Jacobs Engineering Group Inc., GoTo.com, Inc., CyberSource, Inc. and Lastminute.com, Inc. plc. Ms. Levinson received an A.B. from Barnard College, an M.A. from Harvard University and an M.B.A. from New York University.

     David D. Williams has served as a director since December 1996. Since December 1991, Mr. Williams has served as president and chief executive officer of Tribune Media Services, Inc., a creator and marketer of editorial and advertising content for multiple media distribution. From July 1990 to November 1991, Mr. Williams served as the executive vice president and chief operating officer of Tribune Media Services. Prior to joining Tribune Media Services, Mr. Williams held various advertising and marketing positions at the Chicago Tribune. Mr. Williams is a director of the Newspaper Features Council and a regional director for the Chicagoland United Way. He received a B.A. from Michigan State University.

CLASSIFIED BOARD OF DIRECTORS

    We currently have five directors. In August 1999 and November 1999, our board of directors and stockholders, respectively, approved our restated certificate of incorporation. Among other things, our restated certificate of incorporation provides for a classified board of directors. The restated certificate of incorporation states that the terms of office of the board of directors will be divided into three classes:

     o class I, whose term will expire at the annual meeting of stockholders to be held in 2000;

     o class II, whose term will expire at the annual meeting of stockholders to be held in 2001; and

     o class III, whose term will expire at the annual meeting of stockholders to be held in 2002. At each annual meeting of stockholders beginning with the 2000 annual meeting, the successors to directors whose terms expire will be elected to serve from the time of election and qualification until the third annual meeting following election and until their successors have been elected.

BOARD COMMITTEES AND MEETINGS

    AUDIT COMMITTEE. Our audit committee consists of Mr. Goldman and Ms. Levinson. The audit committee makes recommendations to the board of directors regarding the selection of independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors and evaluates our internal accounting procedures.

    COMPENSATION COMMITTEE. Our compensation committee consists of Mr. Beckert and Mr. Williams. The compensation committee reviews and approves compensation and benefits for our executive officers. The compensation committee also administers our compensation and stock plans and makes recommendations to the board of directors regarding such matters.

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. No member of the compensation committee has been an officer or employee of us at any time. None of our executive officers serves as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our board of directors or compensation committee.

    During the fiscal year ended December 31, 1999, our board of directors held ten (10) meetings. During the fiscal year ended December 31, 1999, all directors attended seventy five percent (75%) or more of the aggregate of the meetings of the board and of the committees on which they served, held during the period for which he or she was a director or committee member, respectively.

ITEM 11. EXECUTIVE COMPENSATION

     Other than reimbursing directors for customary and reasonable expenses incurred in attending board of directors and committee meetings, we do not currently compensate our directors.

    The following table sets forth all compensation received during 1999 by our current and former chief executive officers and our other current executive officers whose annual salary and bonus exceeded $100,000 for services rendered in all capacities to us during 1999.

                           SUMMARY COMPENSATION TABLE

                                                         ANNUAL                 LONG-TERM
                                                      COMPENSATION            COMPENSATION
                                                                          SECURITIES UNDERLYING    ALL OTHER
        NAME AND PRINCIPAL POSITION               SALARY         BONUS           OPTIONS         COMPENSATION
------------------------------------------    ------------- ------------- --------------------  -------------
Raymond H. Van Wagener, Jr.,
  Former President and Chief Executive
  Officer................................       $  11,383            --              --                 --
E. Thomas Detmer, Jr.,
  President and Chief Executive Officer..       $ 147,692     $  40,000         750,000                 --
Kenneth W. Edwards, Jr.,
  Chief Financial Officer, Treasurer and
  Secretary..............................       $  96,923     $  25,000          50,000                 --
Michael  J. Rosol,
  Vice President of Sales................       $ 100,000     $ 183,482          35,000                 --
Gregory B. Schneider,
  Vice President of Marketing and Business
  Development............................       $ 122,231     $  25,000              --                 --
Cynthia L. Brown,
  Vice President of Engineering..........       $  89,231     $  35,000          50,000                 --

    Mr. Van Wagener served as our president and chief executive officer from February 1997 to January 1999. Mr. Detmer has served as our president and chief executive officer since January 1999. Ms. Brown has served as our vice president of engineering since June 1999. Mr. Edwards has served as our chief financial officer since March 1999.

OPTION GRANTS IN 1999

    The following table sets forth information regarding options granted to the executive officers listed in the Summary Compensation table during 1999.



                                    PERCENT OF
                                  TOTAL OPTIONS                         POTENTIAL REALIZABLE VALUE AT ASSUMED
                       NUMBER OF   GRANTED TO    EXERCISE                    ANNUAL RATES OF STOCK PRICE
                        OPTIONS    EMPLOYEES IN    PRICE                      APPRECIATION FOR OPTION TERM
       NAME             GRANTED        1999      ($/SHARE)   DATE          0%            5%             10%
       ----             -------        ----      --------   -------    -----------   -----------    -----------
Raymond H ..........
  Van Wagener, Jr ..          --         --            --         --           --             --             --
E. Thomas
  Detmer, Jr., .....      92,000        5.1%      $  4.32    5/11/09           --     $  249,948     $  633,417
E. Thomas
  Detmer, Jr., .....     658,000       36.6%      $  1.50    5/11/09   $1,855,560     $3,643,231     $6,385,869
Kenneth W ..........
  Edwards, Jr ......      50,000        2.8%      $  4.32    5/11/09           --     $  135,841     $  344,248
Michael  J .........
  Rosol ............      35,000        1.9%      $  4.32    5/11/09           --     $   95,089     $  240,974
Gregory B ..........
  Schneider ........          --         --            --         --           --             --             --
Cynthia L ..........
  Brown ............      50,000        2.8%      $  4.32    7/15/09           --     $  135,841     $  344,248

    The percent of total options granted to employees in the above table is based on 1,797,500 total options granted in 1999. Our board of directors may reprice options under the terms of our stock option plans.

    The 658,000 options granted to Mr. Detmer at an exercise price of $1.50 are non-statutory options. The difference between the exercise price of $1.50 and the $4.32 fair value on the date of grant has been recorded as deferred compensation and is being recognized as compensation expense over the vesting period. The 658,000 options vest as follows: 177,000 vested on his hire date, 177,000 vest on the 1st year anniversary of his hire date, 177,000 vest on the 2nd year anniversary of his hire date, and 127,000 vest on the 3rd year anniversary of his hire date. The 92,000 options granted to Mr. Detmer at an exercise price of $4.32 are incentive stock options and vest as follows: 23,000 vested on his hire date, 23,000 vest on the 1st year anniversary of his hire date, 23,000 vest on the 2nd year anniversary of his hire date, and 23,000 on the 3rd year anniversary of his hire date.

    All other options granted to officers were granted at an exercise price equal to the fair market value of our common stock, as determined by our board of directors on the date of grant. In making this determination, the board of directors considered a number of factors, including:

     o    our historical and prospective future revenue and profitability;

     o    our cash balance and rate of cash consumption;

     o    the development and size of the market for our services;

     o    the status of our financing activities;

     o    the stability of our management team; and

     o    the breadth of our service offerings.

    The amounts reflected in the "Potential Realizable Value" column of the foregoing table are calculated assuming that the fair market value of the common stock on the date of the grant as determined by the board of directors appreciates at the indicated annual rate compounded annually for the entire term of the option, and that the option is exercised and the common stock received therefor is sold on the last day of the term of the option for the appreciated price. The five percent and ten percent rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future increases in the price of the common stock.

1999 OPTION EXERCISES AND YEAR-END OPTION VALUES

    The following table sets forth information concerning the number and value of unexercised options held by each of the executive officers listed in the Summary Compensation table at December 31, 1999. Two of the executive officers exercised options to purchase common stock in 1999.

                                                                                                       VALUE OF UNEXERCISED
                                                                     NUMBER OF UNEXERCISED           IN-THE-MONEY OPTIONS AT
                                   SHARES                         OPTIONS AT DECEMBER 31, 1999           DECEMBER 31, 1999
                                 ACQUIRED ON       VALUE          -----------------------------     ----------------------------
           NAME                   EXERCISE        REALIZED        EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
--------------------------      -----------      -----------      -----------      -----------      -----------      -----------
Raymond H. Van Wagener, Jr               --               --               --               --               --               --
E. Thomas Detmer, Jr., ...          215,312      $ 1,189,797              173          554,515      $     3,618      $12,446,992
Kenneth W.  Edwards, Jr ..               --               --               --           50,000               --      $   999,650
Michael  J.  Rosol .......               --               --           10,377           49,623      $   217,014      $ 1,005,566
Gregory B.  Schneider ....           25,310      $    64,777            6,506           18,184      $   142,610      $   380,990
Cynthia L.  Brown ........               --               --               --           50,000               --      $   999,650

    In the table above, the value of the unexercised in-the-money options is based on the closing market price of our common stock as reported by Nasdaq on December 31, 1999 minus the per share exercise price, multiplied by the number of shares underlying the option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information with respect to beneficial ownership of our common stock as of March 15, 2000 for:

     o each person or group of affiliated persons known to us to own beneficially more than five percent of our common stock;

     o    each of our directors;

     o    our executive officers listed in the Summary Compensation Table; and

     o    all of our directors and executive officers as a group.

    In accordance with the rules of the Securities and Exchange Commission, the following table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options within 60 days of March 15, 2000. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them.

    We have calculated the percent of shares beneficially owned based on 12,700,898 shares of common stock outstanding as of March 15, 2000. An asterisk indicates ownership of less than one percent.



                                                                  BENEFICIAL OWNERSHIP
                                                             -----------------------------
             NAME                                             NUMBER           PERCENTAGE
--------------------------------                             ---------        ------------
Centennial Fund IV, L.P.(1) .............................    2,237,789               17.5%
American Express Travel Related
  Services Company, Inc.(2) .............................    1,282,500                9.8%
Tribune Company(3) ......................................    1,218,374                9.5%
Telecom Partners, L.P.(4) ...............................    1,031,290                8.1%
Global Retail Partners, L.P.(5) .........................      944,393                7.4%
Boulder Ventures, L.P., Boulder Ventures II, L.P.,
Boulder Ventures II (Annex), L.P., Boulder
Ventures III, L.P. and
Boulder Ventures II (Annex), L.P. (6) ...................      716,949                5.6%
Janus Capital Corporation(7) ............................      675,000                5.3%
Pierric D. Beckert(8) ...................................           --                 --
Cynthia L. Brown(9) .....................................        3,500                  *
E. Thomas Detmer, Jr.(10) ...............................      431,655                3.4%
Kenneth W. Edwards, Jr. (11) ............................       15,679                  *
Adam Goldman(12) ........................................           --                 --
Linda Fayne Levinson(13) ................................      944,393                7.4%
Michael  J. Rosol (14) ..................................       25,736                  *
Gregory B. Schneider (15) ...............................       38,247                  *
Raymond H. Van Wagener, Jr.(16) .........................       20,319                  *
David D. Williams(17) ...................................           --                 --
Officers and directors as a group (9
  Persons)(18) ..........................................    1,459,210              11.25%


----------
(1) Includes 117,691 shares of common stock issuable upon exercise of warrants. The address of Centennial Fund IV, L.P. is 1428 Fifteenth Street, Denver, Colorado 80202.

(2) Includes 407,500 shares of common stock issuable upon exercise of vested warrants. Excludes 148,750 shares of common stock issuable upon exercise of unvested warrants. The address of American Express Travel Related Services Company, Inc. is 3 World Financial Center, 40th Floor, New York, New York 10285.

(3) Includes 71,821 shares of common stock issuable upon exercise of warrants. The address of Tribune Company is 435 North Michigan Avenue, Suite 1500, Chicago, Illinois 60611.

(4) Includes 30,000 shares of common stock issuable upon exercise of warrants. The address of Telecom Partners, L.P. is 4600 S. Syracuse St., Suite 1000, Denver, Colorado 80237.

(5) Consists of (i) the following shares of common stock (A) 575,902 shares held by Global Retail Partners, L.P., (B) 171,609 shares held by DLJ Diversified Partners, L.P., (C) 63,729 shares held by DLJ Diversified Partners -- A, L.P. , (D) 37,439 shares held by GRP Partners, L.P., (E) 39,652 shares held by Global Retail Partners Funding, Inc. and (F) 9,912 shares held by DLJ ESC II, L.P., and (ii) the following shares of common stock issuable upon exercise of warrants (A) 29,590 shares held by Global Retail Partners, L.P., (B) 8,817 shares held by DLJ Diversified Partners, L.P., (C) 3,274 shares held by DLJ Diversified Partners -- A, L.P., (D) 1,923 shares held by GRP Partners, L.P., (E) 2,037 shares held by Global Retail Partners Funding, Inc., and (F) 509 shares held by DLJ ESC II, L.P. The address of Global Retail Partners, L.P. and its affiliates is 2121 Avenue of the Stars, Suite 1630, Los Angeles, California 90067.

(6) Consists of (i) the following shares of common stock: (A) 185,100 shares held by Boulder Ventures, L.P., (B) 154,236 shares held by Boulder Ventures II, L.P., (C) 23,048 shares held by Boulder Ventures II (Annex), L.P., (D) 334,248 shares held by Boulder Ventures III, L.P., and (E) 20,317 shares held by

     Boulder Ventures III (Annex), L.P. Boulder Ventures, Boulder Ventures II, Boulder Ventures II (Annex), Boulder Ventures III and Boulder Ventures III (Annex) are affiliated entities. The address of Boulder Ventures, Boulder Ventures II, Boulder Ventures II (Annex), Boulder Ventures III and Boulder Ventures III (Annex) is 1634 Walnut Street, Suite 301, Boulder, Colorado 80302.

(7) The address of Janus Capital Corporation is 100 Fillmore Street, Denver, CO 80206. We relied on a Schedule 13D filed by Janus Capital Corporation pursuant to which it reported sole or shared voting power over an aggregate of 675,000 shares of common stock as of December 31, 1999.

(8) Mr. Beckert is the vice president of Interactive Enterprise Development, a division of American Express Relationship Services and part of American Express Travel Related Services.

(9)  Includes 3,500 shares of common stock owned by Ms. Brown's spouse.

(10) Includes 509 shares of common stock issuable upon exercise of warrants and 174,735 shares of common stock issuable upon exercise of stock options.

(11) Includes 14,829 shares of common stock issuable upon exercise of stock options.

(12) The sole general partner of Centennial Fund IV is Centennial Holdings IV, L.P. Centennial Holdings IV may be deemed to beneficially own the shares owned by Centennial Fund IV. Mr. Goldman is a general partner of Centennial Holdings IV and may be deemed to be the indirect beneficial owner of the shares owned by Centennial Fund IV. Mr. Goldman disclaims beneficial ownership of all shares held by Centennial Fund IV, except to the extent of his pecuniary interest.

(13) Ms. Levinson is a partner of Global Retail Partners, L.P. The shares listed represent shares held by Global Retail Partners, L.P. and it affiliated entities. Ms. Levinson disclaims beneficial ownership of all shares held by Global Retail Partners, L.P. and it affiliated entities, except to the extent of her pecuniary interest. The address of Ms. Levinson is Global Retail Partners, L.P., 2121 Avenue of the Stars, Suite 1630, Los Angeles, California 90067.

(14) Includes 23,236 shares of common stock issuable upon exercise of stock options.

(15) Includes 10,437 shares of common stock issuable upon exercise of stock options.

(16) The address of Mr. Van Wagener is 9230 East Crestline Avenue Greenwood Village, Colorado 80111.

(17) Mr. Williams is president and chief executive officer of Tribune Media Services, Inc., a wholly-owned subsidiary of Tribune Company.

(18) Includes shares included pursuant to note (13).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SERIES E FINANCING

    On July 15, 1999 and August 13, 1999, we issued an aggregate of 1,357,284 shares of Series E preferred stock to certain principal stockholders and certain other investors at a purchase price of $6.50 per share. We also issued warrants to purchase an aggregate of 94,608 shares of Series E preferred stock at an exercise price of $8.00 per share, exercisable on or prior to July 15, 2004 and warrants to purchase an aggregate of 108,978 shares of Series E preferred stock at an exercise price of $8.00 per share, exercisable on or prior to August 13, 2004. Of the 1,357,284 shares of Series E preferred stock sold by us, an aggregate of 1,307,657 shares were sold to the following principal stockholders for an aggregate purchase price of approximately $8.5 million:

                                        NUMBER     NUMBER       AGGREGATE
                PURCHASER              OF SHARES OF WARRANTS  PURCHASE PRICE
    -------------------------------    --------- -----------  --------------
    Boulder Ventures II, L.P.......     461,539     70,310      $3,000,707
    Centennial Fund IV, L.P........     384,615     57,961       2,500,574
    Global Retail Partners, L.P....     197,272     29,590       1,282,564
    DLJ Diversified Partners, L.P..      58,785      8,817         382,191
    DLJ Diversified Partners-- A,        21,830      3,274         141,928
    L.P............................
    GRP Partners, L.P..............      12,825      1,923          83,382
    Global Retail Partners Funding,      13,584      2,037          88,316
    Inc............................
    DLJ ESC II, L.P................       3,396        509          22,079
    Tribune Company................     153,811     23,071       1,000,002

     Boulder Ventures, Centennial Fund and Tribune Company are each greater than five percent stockholders of us. The remaining entities are all affiliated with Global Retail Partners, L.P., a greater than five percent stockholder of us. Mr. Goldman, one of our directors, is a general partner of Centennial Fund. Ms. Levinson, one of our directors, is a principal of Global Retail Partners, L.P. Mr. Williams, one of our directors, is president and chief executive officer of Tribune Media Services, a wholly owned subsidiary of Tribune Company.

SERIES D FINANCING

     On June 8, 1998, we issued an aggregate of 625,001 shares of Series D preferred stock to certain principal stockholders and certain other investors at a purchase price of $5.08 per share. Of the 625,001 shares of Series D preferred stock sold by us, an aggregate of 605,315 shares were sold to the following principal stockholders for an aggregate purchase price of approximately $3.1 million:

                                         NUMBER         AGGREGATE
    PURCHASER                          OF SHARES     PURCHASE PRICE
    ---------                          ---------     --------------
    Boulder Ventures, L.P..........       14,764      $    75,001
    Global Retail Partners, L.P....      378,630        1,923,440
    DLJ Diversified Partners, L.P..      112,824          573,146
    DLJ Diversified Partners-A, L.P.      41,899          212,847
    GRP Partners, L.P..............       24,614          125,039
    Global Retail Partners Funding,       26,068          132,425
    Inc............................
    DLJ ESC II, L.P................        6,516           33,101

SERIES C FINANCING

    On July 25, 1997, we issued an aggregate of 1,911,533 shares of Series C preferred stock to certain principal stockholders and certain other investors at a purchase price of $4.00 per share. We also issued warrants to purchase an aggregate of 210,917 shares of Series C preferred stock at an exercise price of $4.00 per share, exercisable on or prior to July 24, 2001, and a warrant to purchase an aggregate of 425,000 shares of Series C preferred stock at an exercise price of $6.00 per share exercisable, subject to certain conditions, on or prior to July 24, 2000. Of the 1,911,533 shares of Series C preferred stock sold by us, an aggregate of 1,845,413 shares were sold to the following principal stockholders for an aggregate purchase price of approximately $7.4 million:

                                              NUMBER        NUMBER       AGGREGATE
    PURCHASER                                OF SHARES   OF WARRANTS  PURCHASE PRICE
    ---------                                ---------   -----------  ---------------
    American Express Travel Related
     Services Company....................    875,000       556,250      $3,500,556
    Boulder Ventures, L.P................     40,898         3,355         163,598
    Centennial Fund IV, L.P..............    402,150        30,268       1,608,632
    Telecom Partners, L.P................    201,290        12,160         805,173
    Tribune Company......................    326,075        33,884       1,304,335

    American Express and Telecom Partners are each greater than five percent stockholders of us. Mr. Beckert, one of our directors, is vice president of a division affiliated with American Express.

BRIDGE FINANCING

    On June 20, 1997, we issued promissory notes in the aggregate principal amount of $2.0 million bearing simple interest at a rate of 12.0% per annum to certain principal stockholders and certain other investors. We also issued warrants to purchase an aggregate of 75,000 shares of Series C preferred stock at an exercise price of $4.00 per share exercisable on or prior to June 17, 2001. Immediately upon the closing of the Series C preferred stock financing, the principal amount outstanding under the notes and accrued interest thereon automatically converted into shares of Series C preferred stock at $4.00 per share.

    Of the principal amount of $2.0 million issued by us, an aggregate principal amount of $1.7 million and warrants to purchase an aggregate of 65,188 shares of Series C preferred stock were issued to the following principal stockholders:

                                          AGGREGATE        NUMBER
    PURCHASER                         PRINCIPAL AMOUNT   OF WARRANTS
    ---------                         ----------------   -----------
    Centennial Fund IV, L.P......         $ 792,864        29,732
    Telecom Partners, L.P........           475,719        17,840
    Boulder Ventures, L.P........            73,340         2,750
    Tribune Company..............           396,432        14,866

    We are not currently indebted to any of our directors, officers or greater than five percent stockholders.

    We believe that each of the transactions described above was carried out on terms that were no less favorable to us than those that would have been obtained from unaffiliated third parties. Any future transactions between us and any of our directors, officers or principal stockholders will be on terms no less favorable to us than could be obtained from unaffiliated third parties and will be approved by a majority of the independent and disinterested members of the board of directors.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      EXHIBITS

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

2.1*         --   Agreement and Plan of Reorganization, by and among
                  Exactis.com, 24/7 Media, Inc. and Evergreen Acquisition Sub
                  Corp., a wholly owned subsidiary of 24/7 Media, Inc., dated
                  February 29, 2000.

3.1**        --   Restated Certificate of Incorporation of Exactis.com.

3.2**        --   Amended and Restated Bylaws of Exactis.com.

4.1**        --   Reference is made to Exhibits 3.1 through 3.2.

4.2**        --   Specimen stock certificate representing shares of common stock of Exactis.com.

10.1**       --   1996 Stock Option Plan of Exactis.com.

10.2**       --   1997 Stock Option Plan of Exactis.com.

10.3**       --   1999 Equity Incentive Plan of Exactis.com.

10.4**       --   1999 Employee Stock Purchase Plan of Exactis.com.

10.5**       --   Third Amended and Restated Stockholders' Agreement, among
                  Exactis.com and certain of its stockholders, dated July 15,
                  1999.

10.6**       --   Form of Indemnity Agreement entered into between Exactis.com and each of its directors and executive officers.

10.7         --   Lease Agreement, between Exactis.com and Prudential
                  Insurance Company of America, dated January 19, 2000.

10.8**       --   Sublease Agreement, between Exactis.com and Atlantic Richfield
                  Company, as amended, dated August 7, 1996.

10.9**       --   Series A Preferred Stock Purchase Agreement, among Exactis.com and the parties named therein, as amended, dated February 14,
                  1996 and March 15, 1996.

10.10**      --   Series B Preferred Stock Purchase Agreement, among Exactis.com and the parties named therein, as amended, dated July 22,
                  1996, September 19, 1996 and November 27, 1996.

10.11**      --   Series C Preferred Stock Purchase Agreement, among Exactis.com and the parties named therein, as amended, dated July 24,
                  1997.

10.12**      --   Series D Preferred Stock Purchase Agreement, among Exactis.com and the parties named therein, as amended, dated June 8, 1998.

10.13**      --   Series E Preferred Stock Purchase Agreement, among Exactis.com and the parties named therein, as amended, dated July 15,
                  1999.

10.14**+     --   Asset Purchase Agreement, between Exactis.com and Sony Music, a Group of Sony Music Entertainment Inc., dated December 15,
                  1998.

10.15**+     --   Service Bureau Agreement, between Exactis.com and Sony Music, a Group of Sony Music Entertainment Inc., dated January 1,
                  1999.

10.16**      --   Form of Series B Preferred Stock Warrant.

10.17**      --   Form of Series C Preferred Stock Warrant.

10.18**      --   Form of Series C Preferred Stock Warrant issued to American
                  Express on July 24, 1997.

10.19**      --   Form of Series D Preferred Stock Warrant.

10.20**      --   Form of Series E Preferred Stock Warrant.

27           --   Financial Data Schedule.

* Incorporated by reference to the Registrant's Report on Form 8-K, File No. 000-27993, filed with the Securities and Exchange Commission on March 10, 2000

** Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 333-85315, as amended.

+    Confidential treatment granted.

(b)      REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            EXACTIS.COM, INC.



                      By:  /s/ E. Thomas Detmer, Jr.
                           -----------------------------------------------
                           E. Thomas Detmer, Jr.
                           President, Chief Executive Officer and Director (Principal Executive Officer)


                      By:  /s/ Kenneth W. Edwards, Jr.
                           -----------------------------------------------
                           Kenneth W. Edwards, Jr.
                           Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)


March 30, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                                     TITLE                              DATE
         ---------                                     -----                              ----

/s/ Adam Goldman                         Chairman of the Board of Directors           March 30, 2000
-----------------------------------
    Adam Goldman

/s/ E. Thomas Detmer, Jr.                President, Chief Executive Officer and       March 30, 2000
-----------------------------------      Director (Principal Executive Officer)
    E. Thomas Detmer, Jr.

/s/ Kenneth W. Edwards, Jr.              Chief Financial Officer, Secretary and       March 30, 2000
-----------------------------------      Treasurer (Principal Financial and
    Kenneth W. Edwards, Jr.              Accounting Officer)

                                         Director                                     March 30, 2000
-----------------------------------
    Pierric D. Beckert

/s/ Linda Fayne Levinson                 Director                                     March 30, 2000
-----------------------------------
    Linda Fayne Levinson

/s/ David D. Williams                    Director                                     March 30, 2000
-----------------------------------
    David D. Williams

                                 EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

2.1*         --   Agreement and Plan of Reorganization, by and among
                  Exactis.com, 24/7 Media, Inc. and Evergreen Acquisition Sub
                  Corp., a wholly owned subsidiary of 24/7 Media, Inc., dated
                  February 29, 2000.

3.1**        --   Restated Certificate of Incorporation of Exactis.com.

3.2**        --   Amended and Restated Bylaws of Exactis.com.

4.1**        --   Reference is made to Exhibits 3.1 through 3.2.

4.2**        --   Specimen stock certificate representing shares of common stock of Exactis.com.

10.1**       --   1996 Stock Option Plan of Exactis.com.

10.2**       --   1997 Stock Option Plan of Exactis.com.

10.3**       --   1999 Equity Incentive Plan of Exactis.com.

10.4**       --   1999 Employee Stock Purchase Plan of Exactis.com.

10.5**       --   Third Amended and Restated Stockholders' Agreement, among
                  Exactis.com and certain of its stockholders, dated July 15,
                  1999.

10.6**       --   Form of Indemnity Agreement entered into between Exactis.com and each of its directors and executive officers.

10.7         --   Lease Agreement, between Exactis.com and Prudential
                  Insurance Company of America, dated January 19, 2000.

10.8**       --   Sublease Agreement, between Exactis.com and Atlantic Richfield
                  Company, as amended, dated August 7, 1996.

10.9**       --   Series A Preferred Stock Purchase Agreement, among Exactis.com and the parties named therein, as amended, dated February 14,
                  1996 and March 15, 1996.

10.10**      --   Series B Preferred Stock Purchase Agreement, among Exactis.com and the parties named therein, as amended, dated July 22,
                  1996, September 19, 1996 and November 27, 1996.

10.11**      --   Series C Preferred Stock Purchase Agreement, among Exactis.com and the parties named therein, as amended, dated July 24,
                  1997.

10.12**      --   Series D Preferred Stock Purchase Agreement, among Exactis.com and the parties named therein, as amended, dated June 8, 1998.

10.13**      --   Series E Preferred Stock Purchase Agreement, among Exactis.com and the parties named therein, as amended, dated July 15,
                  1999.

10.14**+     --   Asset Purchase Agreement, between Exactis.com and Sony Music, a Group of Sony Music Entertainment Inc., dated December 15,
                  1998.

10.15**+     --   Service Bureau Agreement, between Exactis.com and Sony Music, a Group of Sony Music Entertainment Inc., dated January 1,
                  1999.

10.16**      --   Form of Series B Preferred Stock Warrant.

10.17**      --   Form of Series C Preferred Stock Warrant.

10.18**      --   Form of Series C Preferred Stock Warrant issued to American
                  Express on July 24, 1997.

10.19**      --   Form of Series D Preferred Stock Warrant.

10.20**      --   Form of Series E Preferred Stock Warrant.

27           --   Financial Data Schedule.

* Incorporated by reference to the Registrant's Report on Form 8-K, File No. 000-27993, filed with the Securities and Exchange Commission on March 10, 2000

** Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 333-85315, as amended.

+    Confidential treatment granted.