Form 10-Q
period 2000-03-31
EXACTIS COM INC
filed 2000-05-15
CIK 1092393

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000   COMMISSION FILE NUMBER 000-27993

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                              Outstanding at May 9, 2000
    Common Stock, par value $.01 per share                12,751,434 Shares

                                EXACTIS.COM, INC.

                                      INDEX


                                                                                              PAGE
                                                                                              ----
                                          PART I - FINANCIAL INFORMATION

    Item        1  Condensed Financial Statements (unaudited) ...............................   3

                   Condensed Balance Sheets .................................................   3

                   Condensed Statements of Operations .......................................   4

                   Condensed Statements of Cash Flows .......................................   5

                   Notes to Interim Financial Statements ....................................   6

    Item        2  Management's Discussion and Analysis of Financial Condition and Results
                   of Operations.............................................................   7

    Item        3  Quantitative and Qualitative Disclosures About Market Risk ...............  18

                                          PART II - OTHER INFORMATION

    Item        1  Legal Proceedings.........................................................  19

    Item        2  Changes in Securities and Use of Proceeds.................................  19

    Item        3  Defaults upon Senior Securities ..........................................  19

    Item        4  Submission of Matters to a Vote of Security Holders.......................  19

    Item        5  Other Information.........................................................  19

    Item        6  Exhibits and Reports on Form 8K...........................................  19

                   Signatures ...............................................................  20

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                                EXACTIS.COM, INC.

                            Condensed Balance Sheets

                                   (Unaudited)


                                                ASSETS                 DECEMBER 31,       MARCH 31,
                                                                          1999               2000
                                                                      --------------    --------------

Current assets:
    Cash and cash equivalents                                         $   52,349,712        39,805,975
    Investments                                                                   --         2,936,917
    Restricted cash                                                        1,200,000         1,200,000
    Accounts receivable, net of allowance of $100,000 and
       $125,000, respectively                                              3,070,685         4,467,268
    Prepaid expenses and other                                             1,353,712         1,386,097
                                                                      --------------    --------------

               Total current assets                                       57,974,109        49,796,257
                                                                      --------------    --------------

Property and equipment, at cost:
    Computers and equipment - production                                   5,713,751         7,888,678
    Computers and equipment - administrative                                 860,833         1,222,932
    Furniture and fixtures                                                   794,825         1,323,988
    Purchased computer software                                            1,566,333         1,800,801
    Leasehold improvements                                                 1,411,711         2,122,535
                                                                      --------------    --------------

                                                                          10,347,453        14,358,934
    Less accumulated depreciation and amortization                        (3,736,961)       (4,413,069)
                                                                      --------------    --------------

                                                                           6,610,492         9,945,865
Other assets                                                                 257,903           260,695
                                                                      --------------    --------------

               Total assets                                           $   64,842,504        60,002,817
                                                                      ==============    ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY                    DECEMBER 31,       MARCH 31,
                                                                           1999              2000
                                                                      --------------    --------------
 Current liabilities:
     Accounts payable                                                 $    1,290,851         1,831,668
     Accrued liabilities                                                   2,119,952         1,810,079
     Accrued payroll and benefits                                            640,555           457,085
     Deferred revenue                                                      3,860,444         4,191,277
     Current portion of notes payable                                        527,351                --
                                                                      --------------    --------------

            Total current liabilities                                      8,439,153         8,290,109

 Deferred revenue, net of current portion                                  3,200,000         1,900,000
 Notes payable, less current portion                                         127,831                --
                                                                      --------------    --------------

            Total liabilities                                             11,766,984        10,190,109
                                                                      --------------    --------------

 Stockholders' equity:
     Undesignated preferred stock, 3,500,000 shares authorized,
      none issued or outstanding                                                  --                --
     Common stock, par value $.01, 35,000,000 shares authorized              126,689           127,355
     Additional paid-in capital                                           89,508,055        89,673,222
     Unearned stock option compensation                                   (2,623,764)       (2,429,301)
     Accumulated deficit                                                 (33,935,460)      (37,558,568)
                                                                      --------------    --------------

            Total stockholders' equity                                    53,075,520        49,812,708

 Commitments and contingencies
                                                                      --------------    --------------
            Total liabilities and stockholders' equity                $   64,842,504        60,002,817
                                                                      ==============    ==============

See accompanying notes to condensed financial statements.

                                EXACTIS.COM, INC.

                       Condensed Statements of Operations

                                   (Unaudited)



                                                              THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------------
                                                                  1999             2000
                                                           ---------------    ---------------

Revenue:
    Email and other services                               $     1,759,003          4,008,945
    Online publishing                                              246,433            271,086
                                                           ---------------    ---------------
         Total revenue                                           2,005,436          4,280,031
                                                           ---------------    ---------------
Cost of revenue:
    Email and other services                                       143,272            338,733
    Online publishing                                              223,707            261,016
                                                           ---------------    ---------------
         Total cost of revenue                                     366,979            599,749
                                                           ---------------    ---------------
         Gross profit                                            1,638,457          3,680,282
                                                           ---------------    ---------------
Operating expenses:
    Marketing and sales                                            612,155          1,839,269
    Research, development and engineering                          962,872          3,898,924
    General and administrative                                   1,117,812          1,585,429
    Depreciation and amortization                                  309,769            704,100
                                                           ---------------    ---------------
         Total operating expenses                                3,002,608          8,027,722
                                                           ---------------    ---------------
         Loss from operations                                   (1,364,151)        (4,347,440)
Interest income, net                                                 2,244            724,332
                                                           ---------------    ---------------
         Net loss                                               (1,361,907)        (3,623,108)
Accretion of preferred stock to liquidation value                  (26,306)                --
                                                           ---------------    ---------------

         Net loss attributable to common stockholders      $    (1,388,213)        (3,623,108)
                                                           ===============    ===============

Net loss per share - basic and diluted                     $         (1.38)              (.29)
                                                           ===============    ===============
Weighted average number of common shares
    outstanding - basic and diluted                              1,009,053         12,694,903
                                                           ===============    ===============



See accompanying notes to condensed financial statements.

                                EXACTIS.COM, INC.

                       Condensed Statements of Cash Flows

                                   (Unaudited)


                                                                             THREE MONTHS ENDED MARCH 31,
                                                                           --------------------------------
                                                                                1999              2000
                                                                           --------------    --------------


Cash flows from operating activities:
    Net loss                                                               $   (1,361,907)       (3,623,108)
    Adjustments to reconcile net loss to net cash used by
      operating activities:
         Depreciation and amortization                                            309,769           704,100
         Amortization of deferred marketing and
           financing costs                                                         25,597            25,409
         Common stock options issued for services and compensation                580,996           244,437
         Accretion of premium on notes payable                                     13,411            21,484
    Changes in operating assets and liabilities:
      Receivables                                                                (410,755)       (1,396,583)
      Prepaid expenses and other                                                  (71,319)          (32,385)
      Other assets                                                                 (1,814)          (28,201)
      Accounts payable and accrued liabilities                                    339,567            47,475
      Deferred revenue                                                         (1,119,623)         (969,167)
                                                                           --------------    --------------

             Net cash used by operating activities                             (1,696,078)       (5,006,539)
                                                                           --------------    --------------

Cash flows from investing activities:
    Purchase of property and equipment                                           (473,768)       (4,039,474)
    Purchase of investments                                                            --        (2,936,917)
                                                                           --------------    --------------

             Net cash used by investing activities                               (473,768)       (6,976,391)
                                                                           --------------    --------------

Cash flows from financing activities:
    Proceeds from issuance of common and preferred stock                               --           115,859
    Principal payments on capital lease obligations                                (8,056)               --
    Payments on notes payable                                                    (162,563)         (676,666)
                                                                           --------------    --------------

             Net cash used by financing activities                               (170,619)         (560,807)
                                                                           --------------    --------------

             Net decrease in cash and cash equivalents                         (2,340,465)      (12,543,737)
Cash and cash equivalents at beginning of period                                6,383,255        52,349,712
                                                                           --------------    --------------

Cash and cash equivalents at end of period                                 $    4,042,790        39,805,975
                                                                           ==============    ==============


See accompanying notes to condensed financial statements.

                                EXACTIS.COM, INC.

                     Notes to Condensed Financial Statements

                                   (Unaudited)



    1.  Summary of Operations and Significant Accounting Policies

        (a) Summary of Operations

        Exactis.com, Inc. (the Company) provides permission-based outsourced email marketing and communications services. The Company completed an initial public offering of shares of its common stock in November 1999.

        On February 29, 2000, the Company agreed to be acquired by 24/7 Media, Inc. Under the terms of the proposed transaction, each outstanding share of the Company's common stock is to be exchanged for 0.60 shares of common stock of 24/7 Media, Inc. Completion of the transaction is subject to regulatory and stockholder approval.

        (b) Interim Results

        The condensed financial statements and related notes as of March 31, 2000 and for the three month periods ended March 31, 1999 and 2000 are unaudited. In management's opinion, the unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three month periods ended March 31, 1999 and 2000. The results for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000. The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with the Company's audited financial statements and notes thereto as included in the Company's report on Form 10-K for the year ended December 31, 1999.

        (c) Use of Estimates

        The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        (d) Investments

        Investments at March 31, 2000 consist of commercial paper with a maturity of greater than three months.

        (e) Loss Per Share

        Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). Under SFAS No. 128, basic earnings (loss) per share
        (EPS) excludes dilution for potential common stock and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS are the same for the three months ended March 31, 1999 and 2000 as all potential common stock instruments are antidilutive.

2.    Stock Option Activity

      In the quarter ended March 31, 2000, the Company granted a total of 311,600 stock options to employees under the 1999 Equity Incentive Plan, 277,000 of which were incentive stock options with exercise prices ranging from $17.81 to $35.00 per share, based on the fair market value of the underlying common stock at the time of grant, and 34,600 of which were non-qualified stock options with exercise prices of $20.18 per share, based on 85% of the fair market value of the underlying common stock at the time of grant. Additional unearned stock option compensation of $132,251 was recorded related to the 34,600 stock options which were granted with exercise prices less than fair value.

3.    Notes Payable

      The Company's notes payable were repaid in March 2000.



Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements within the meaning of federal securities law. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. Although we believe that the expectations reflected in the forward-looking statements are based on reasonable assumptions, certain factors such as rapid changes in the markets in which we compete or general economic conditions might cause a difference between actual results and such forward-looking statements. When considering such forward-looking statements, prospective investors should consider the "Risk Factors" and other cautionary statements in this report.

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

    On February 29, 2000, we entered into a definitive Agreement and Plan of Merger by and among us, 24/7 Media, Inc. and Evergreen Acquisition Sub Corp., a wholly owned subsidiary of 24/7 Media, pursuant to which, 24/7 Media will acquire us in a reverse triangular merger. Pursuant to the Merger Agreement, we will continue to operate as a wholly-owned subsidiary of 24/7 Media. We believe the combined strengths of the two companies will enable us to offer an integrated, end-to-end customer relationship management solution that will help the combined companies' clients to acquire new customers and retain existing customers. Under the terms of the merger agreement, each outstanding share of our common stock will be exchanged for 0.60 shares of 24/7 Media common stock. Our board of directors and the board of directors of 24/7 Media have approved the merger. The merger is subject to various conditions, including regulatory approval and stockholder approval. We expect that the Merger will be completed in June 2000.

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

    In December 1998, we sold our online publishing business to Sony Music and simultaneously entered into a service agreement to manage the production and delivery of the InfoBeat newsletters for Sony Music. Under the service agreement, we will provide services to Sony Music through December 2001. Sony Music agreed to pay us a minimum of $14.8 million associated with the sale and service agreements. The assets sold to Sony Music consisted primarily of intangible assets, the fair value of which were not objectively determinable. Therefore, under applicable accounting standards, the $14.8 million of proceeds is being recognized as email and other services revenue over the term of the service agreement based on the monthly minimum number of email messages to be provided under the service agreement. Because the Sony Music revenue includes the proceeds of the sale and service agreements, margins recognized on the Sony Music contract may not be indicative of other email services contracts. We received advance payments from Sony Music of $7.8 million in cash and receivables in December 1998 and $2.8 million in December 1999 which have been recorded as deferred revenue and will be recognized as revenue in the period in which services are performed. The deferred revenue balance related to Sony Music totaled $7.1 million at December 31, 1999 and $6.1 million at March 31, 2000. We will recognize a minimum of $4.9 million in revenue in 2000 and $5.2 million in 2001 from the deferred revenue and the $3.0 million remaining to be paid by Sony Music over the balance of the service agreement.

    Total revenue from services provided to Sony Music constituted $2.4 million, or 55%, of our total revenue in the three months ended March 31, 2000.

    Since January 1999, we have focused primarily on providing outsourced email marketing and communications solutions to a wide range of clients primarily in the media, ecommerce and financial services industries. We generate revenue based on a fee per email message sent, charges for related services and custom engineering development work. The actual per message fees are related to each client's monthly email message volume and generally decline as a client's volume increases. The majority of our clients execute a 12-month contract with guaranteed monthly minimum charges based upon their expected volume of messages. Revenue is recognized in the period in which services are provided. We record deferred revenue for payments received and receivables which are contractually due in advance of services provided. In January 1999 we agreed to provide Sony Music with editorial services related to the InfoBeat newsletters. Our online publishing revenue consists of cost reimbursements by Sony Music for employees providing these editorial services.

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

    We incurred net losses of approximately $3.4 million from January 30, 1996, the date of our inception, through December 31, 1996, $7.7 million in 1997, $7.9 million in 1998, $14.6 million in 1999 and $3.6 million in the three months ended March 31, 2000. We had an accumulated deficit of $37.6 million at March 31, 2000. We expect to increase spending on marketing and sales as we expand our sales force and increase promotional and advertising expenditures. We also expect substantially higher general and administrative and research, development and engineering expenses as we expand our infrastructure to support expected growth and as we broaden our suite of email services. As a result of these increases, we expect to continue to incur significant net losses on a quarterly and annual basis through at least 2000.

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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

    Revenue. Total revenue consists of email and other services revenue and online publishing revenue. Our total revenue increased to $4.3 million in the first three months of 2000 from $2.0 million in the first three months of 1999. Email and other services revenue increased to $4.0 million in the first three months of 2000 from $1.8 million in 1999. Sony Music, our largest client, represented $2.1 million of the email and other services revenue for the first three months of 2000 versus $1.3 million for the first three months of 1999. Fees for custom engineering development work were responsible for the majority of the Sony revenue increase. The balance of the growth is attributable to increases in both the balance of our client base and the volume of email messages sent by those clients. Excluding Sony Music, we sent approximately 340 million email messages for 90 clients in the first three months of 2000, as compared to approximately 65 million email messages for 44 clients for the comparable period in 1999.

    Cost of Revenue. Cost of revenue increased to $600,000 in the first three months of 2000 from $367,000 in the 1999 period. Sales commissions related to our email and other services revenue growth and higher network connectivity costs related to our increased email message volume and the addition of a second internet service provider for redundancy were responsible for the majority of the increase in the 2000 period.

    Marketing and Sales. Marketing and sales costs consist primarily of salaries and other personnel costs related to our sales, account management, customer care and marketing employees, as well as travel, advertising and other promotional costs. Marketing and sales costs increased to $1.8 million in the first three months of 2000 from $612,000 in the first three months of 1999. Salaries and other personnel costs represented the majority of the 2000 increase as the number of marketing and sales employees increased to 69 as of March 31, 2000 from 32 at the beginning of 1999. We also significantly increased our spending on advertising and other promotional costs in the 2000 period. We expect to significantly increase the number of employees, as well as advertising and promotional spending in the future.

    Research, Development and Engineering. Research, development and engineering costs consist primarily of salaries and other personnel costs related to our operations and research and development groups, consultants and outside contractor costs, and software and hardware maintenance expenses. Research, development and engineering costs increased to $3.9 million in the first three months of 2000 from $963,000 in the first three months of 1999. Salaries and other personnel costs significantly increased by $1.4 million in 2000 as the number of research, development and engineering employees increased to 93 as of March 31, 2000 from 36 at the beginning of 1999. In addition, the cost of outside contractors and consultants increased by $1.3 million in 2000. We are continuing to invest substantially in this area to develop the new features and services required to meet the needs of current and potential clients, and plan to maintain or increase the dollar amount we spend on research, development and engineering activities in the future.

    General and Administrative. General and administrative costs consist primarily of salaries and other personnel costs related to executive and administrative personnel, occupancy and general office costs and professional fees. General and administrative costs increased to $1.6 million in the first three months of 2000 from $1.1 million in the first three months of 1999. Non-cash compensation related to the grant of stock options below fair market value declined from $581,000 in the first three months of 1999 to $244,000 in the first three months of 2000. Salaries and other personnel costs increased approximately $220,000 in the 2000 period as the number of general and administrative employees increased to 20 as of March 31, 2000 from 7 at the beginning of 1999. Occupancy and general office costs increased approximately $200,000 due to an increase in the total number of employees and the leasing of additional office space. Costs associated with operating as a public company and costs related to the pending merger with 24/7 Media also contributed to the 2000 increase.

    Depreciation and Amortization. Depreciation and amortization expense consists primarily of depreciation of equipment, software and furniture and amortization of leasehold improvements. Depreciation and amortization expense increased to $704,000 in the first three months of 2000 from $310,000 in the first three months of 1999. Purchases of equipment and software necessary to deliver higher email message volume, as well as for general corporate use, were responsible for this increase in the 2000 period.

    Interest income, net. Interest income, net of interest expense, increased to $724,000 in the first three months of 2000 from $2,000 in the first three months of 1999. Investment of the proceeds of our November 1999 initial public offering were responsible for the increase in the 2000 period.

INCOME TAXES

    As of December 31, 1999, a net operating loss carryforward for federal income tax purposes of approximately $22 million was available to offset future federal taxable income, if any, through 2019. No tax benefit for these losses has been recorded by us in 1999 or 2000 due to uncertainties regarding the utilization of the loss carryforward. The utilization of a portion of the net operating loss carryforwards will be limited under Section 382 of the Internal Revenue Code due to changes in ownership interests.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to our initial public offering, we financed our operations primarily from sales of our preferred stock and, to a lesser extent, proceeds from bank loans. Net cash used by operating activities was $5.0 million in the first three months of 2000 and $1.7 million in the first three months of 1999. We incurred net losses of $3.6 million in the first three months of 2000 and $1.4 million in the first three months of 1999. Noncash items related to depreciation and amortization and costs related to common stock options issued for services and compensation were $949,000 in the 2000 period and $891,000 in the 1999 period. Net cash used in each period also included significant changes in operating assets and liabilities, particularly increases in accounts receivable and decreases in deferred revenue. Receivables increased by $1.4 million in the 2000 period and $411,000 in the 1999 period, primarily due to increases in revenue billed. Deferred revenue decreased $969,000 in the 2000 period and $1.1 million in the 1999 period due to the structure of the agreements with Sony Music described above.

    Net cash used by investing activities was $7.0 million in the first three months of 2000 and $474,000 in the first three months of 1999. In 2000, $4.0 million of net cash used by investing activities was the result of capital expenditures for equipment and software used in our data centers from which we operate our email message platform and capital expenditures related to our new corporate offices and data center. Net cash used by investing activities in 2000 also included $3.0 million of cash invested in commercial paper with a maturity of greater than three months. In 1999, net cash used by investing activities was primarily the result of capital expenditures for equipment and software for our email message platform.

    Net cash used by financing activities was $561,000 in the first three months of 2000 and $171,000 in the first three months of 1999, mainly from the payment of notes payable. In March 2000 we repaid the balance due under our existing loans in anticipation of the merger with 24/7 Media.

    At March 31, 2000, we had $39.8 million in cash and cash equivalents. We plan to continue increasing our general level of spending in the future and plan to continue expending significant resources on capital expenditures in 2000 for equipment and software, furniture, and leasehold improvements. We expect to continue incurring operating losses through at least the end of 2000.

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

RISK FACTORS

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

RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, WE EXPECT CONTINUING LOSSES AND WE MAY NEVER ACHIEVE PROFITABILITY.

    We have not generated enough revenue to cover the substantial amounts we have spent to create, launch and enhance our services. If our revenue does not increase substantially, we may never become profitable. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. This may, in turn, cause our stock price to decline. In addition, if we do not achieve or sustain profitability in the future, we may be unable to continue our operations. Our operating costs have exceeded our revenue in all quarters since our inception. We incurred net losses of approximately $3.4 million from January 30, 1996, the date of our inception, through December 31, 1996, $7.7 million in 1997, $7.9 million in 1998, $14.6 million in 1999 and $3.6 million in the first three months of 2000. We had an accumulated deficit of $37.6 million at March 31, 2000. We expect to incur net losses and negative cash flows from operations for the foreseeable future.

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

    A small number of clients account for most of our revenue. If we lose existing clients and do not replace them with new clients, our revenue will decrease and may not be sufficient to cover our costs. In the first three months of 2000, Sony Music accounted for approximately 55% of our total revenue and our four next largest clients accounted for approximately 16% of our total revenue. We expect that a small number of clients will continue to account for a high percentage of our total revenue for at least the foreseeable future. This could cause our revenue and earnings to fluctuate from quarter to quarter. The loss of a major client could harm our business.

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

    We are highly dependent on our strategic relationships with Sony Music and E.piphany, Inc. If these relationships are terminated early, our revenue will decrease. Our relationship with Sony Music accounted for approximately 55% of our total revenue in the first three months of 2000 and 65% of our total revenue in 1999. Our relationship with E.piphany is critical to our recently developed targeted messaging capabilities. Our agreement with Sony Music terminates in December 2001 and certain terms of our agreement with E.piphany related to pricing terminate in March 2001. These agreements, as well as others covering future strategic relationships, may not be renewed at the end of their respective terms or may be terminated early in certain circumstances upon written notice by either party. We may also be unable to effectively reallocate personnel, equipment and other resources that were allocated to these relationships.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE AND MAY FALL BELOW MARKET EXPECTATIONS AS A RESULT OF NON-CASH CHARGES RELATED TO STOCK OPTIONS.

    Our operating results will be affected by non-cash charges associated with stock-based arrangements with employees. As a result of stock option grants in 1999 and 2000 with exercise prices below fair value, we are recognizing total non-cash compensation expense of $3.8 million over the vesting periods of the options, which are generally three or four years.

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

RISKS ASSOCIATED WITH THE INTERNET

WE MAY BE PREVENTED FROM DISTRIBUTING OUR EMAIL; WE MAY LOSE CLIENTS AND OUR REPUTATION MAY SUFFER BECAUSE OF SPAM.

    If we fail in our attempts to prevent the distribution of unsolicited bulk email, or spam, our business and reputation may be harmed. Internet service providers , or ISPs, and other organizations devote significant effort to identifying spam and blocking its distribution. Spam-blocking efforts by these groups may also result in the blocking of our clients' legitimate messages. While we do not condone spam, and do not believe we distribute it, each of these groups may set its own definition of what is, and what is not, spam. We have recently been warned by one such group, MAPS, that the failure of certain of our clients to use the subscription management methods advocated by MAPS could result in MAPS listing us as a distributor of spam. Many ISPs use the MAPS listings to identify distributors of email to block. We are currently working with MAPS to resolve the issue. In addition, distribution of our email has been blocked by various ISPs in the past and we anticipate blockages to occur in the future. Spam may contain false email addresses or be generated by the use of false email addresses. Our reputation may be harmed if email addresses with our domain names are used in this manner. Any of these events may cause clients to become dissatisfied with our service and terminate their use of our services.

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

    Our executive officers, directors and our stockholders who own over five percent of our common stock, in the aggregate, beneficially own over 60% of our outstanding common stock. These stockholders, if they vote together, are able to significantly influence matters that we require our stockholders to approve, including electing directors and approving significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us, which could result in a lower stock price.

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

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         We repaid all of our notes payable in the three months ended March 31, 2000.

         We have invested a portion of our cash and cash equivalents in short-term, investment-grade, interest-bearing securities. The value of these investments may increase or decrease as a result of changes in equity markets and interest rates.

PART II

Item  1. Legal Proceedings

         We are not a party to any material legal proceedings.


Item  2. Changes in Securities and Use of Proceeds

         In January and February of 2000, we issued an aggregate of 32,026 shares of our common stock to three employees pursuant to the exercise of options granted under our stock option plans. The exercise prices ranged from $1.50 to $4.32, for aggregate consideration of $115,932. We relied on the exemption provided by Rule 701 of the Securities Act of 1933.

         On March 21, 2000, we issued an aggregate of 34,576 shares of common stock to six accredited investors upon exercises of warrants with an exercise price of $8.00 per share. The shares were issued in cashless exercises. We relied on the exemption provided by Rule 506 of Regulation D under the Securities Act of 1933.

         The recipients of the above-described securities represented their intention to acquire the securities for investment only and not with a view for distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. The recipients had adequate access, through employment or another relationship, to information about us.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

         None

Item 6.  A. Exhibits

         Exhibit #         Description of Document

             10.21 Amendment Number One to the Lease Agreement between the Prudential Insurance Company of America and Exactis.com, Inc., dated April 7, 2000

             27            Financial Data Schedule

         B. Reports on Form 8-K

         We filed a report on Form 8-K dated March 10, 2000, reporting the February 29, 2000 signing of a definitive Agreement and Plan of Merger by and among Exactis.com, 24/7 Media, Inc. and Evergreen Acquisition Sub Corp., a wholly owned subsidiary of 24/7 Media.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    May 15, 2000
                              EXACTIS.COM, INC.
                              (Registrant)


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

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

10.21         Amendment Number One to the Lease Agreement between the Prudential
              Insurance Company of America and Exactis.com, Inc., dated
              April 7, 2000

27            Financial Data Schedule